Form 10-K/A
period 2022-12-31
INSEEGO CORP.
filed 2023-05-01
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-38358

INSEEGO CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-3377646
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
9710 Scranton Road, Suite 200
San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 812-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INSG	NASDAQ Global Select Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2022 of Inseego Corp. (the “Company” or “Inseego”), filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 3, 2023 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

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

Mr. Avery, age 59, was appointed to the Board in August 2018 pursuant to the terms of that certain Securities Purchase Agreement, dated August 6, 2018, by and among the Company, North Sound Trading, L.P. and Golden Harbor Ltd. (the “Purchase Agreement”). Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategy, merger & acquisitions and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), and as a member of the Compensation Committee of the Board (the “Compensation Committee”) and the Audit Committee of the Board (the “Audit Committee”). Mr. Avery’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

Stephanie Bowers	Director since June 2021

Ms. Bowers, age 43, was appointed to the Board in June 2021. Ms. Bowers has two decades of U.S. government experience at the White House and with the U.S. Department of State , working both in Washington, DC and U.S. embassies across the globe to promote U.S. economic and commercial interests. Ms. Bowers led the U.S. Embassy in The Bahamas as Chargé d’Affaires from 2018 to 2020. Prior to that, Ms. Bowers held senior positions in both Democratic and Republican administrations, including serving as chief of staff for the Western Hemisphere at the State Department from 2016 to 2018, as Deputy Director of Central America Affairs at the State Department from 2015 to 2016 and as a National Security Council Director at the White House from 2013 to 2014. Her previous Foreign Service experience includes leading engagement on information and communications technology issues as an Economic Officer in Spain and overseeing some of the U.S. government’s largest foreign assistance initiatives and budgets, including in the Middle East, South Africa and throughout the Americas and the Caribbean.

Ms. Bowers received bachelor degrees in International Affairs and French Language and Literature from The George Washington University. She received a Master of Science degree in National Security Strategy from the National War College, where she was named Distinguished Graduate. Ms. Bowers’ substantial experience in international relations and government affairs provide valuable perspective and expertise as a member of our Board. Ms. Bowers’ term as a director will expire at the 2025 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 65, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received a Master of Business Administration from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Christopher Lytle	Director since October 2020

Mr. Lytle, age 53, was appointed to the Board in October 2020. Mr. Lytle has been president of Longfellow Capital, a private investment firm, since January 2009. He served in a consulting capacity as the Company’s Head of Government Affairs from April 2020 to October 2020 and has been providing strategic consulting services to the Company since 2018. Mr. Lytle previously served as the Company’s Chief Strategy Officer and Executive Vice President of Enterprise SaaS Solutions from August 2017 to October 2018. Prior to joining the Company, Mr. Lytle was President of Cavulus, a privately-held SaaS-based technology provider in the healthcare industry. Before joining Cavulus, Mr. Lytle was a Managing Director at Morgan Stanley from July 2006 to December 2008 and previously was Lead Portfolio Manager of RCL Capital, a hedge fund focused on small and mid-cap telecom and wireless technology businesses from July 2006 to December 2008. He also recently became Chairman of Prolifiq, a leading cloud-native provider of sales- enablement applications to Salesforce customers. Mr. Lytle holds a Bachelor of Arts degree in Economics from Lafayette College. Mr. Lytle’s knowledge of the Company and experience with enterprise SaaS software solutions provide valuable background for him to serve as a member of our Board. Mr. Lytle’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017
Chairman of the Board since August 2022

Mr. Tuder, age 50, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC. Mr. Tuder is also Chief Executive Officer of Concord Acquisition Corp II & III. Prior to founding Tremson in 2015, he held investment roles at Fortress Investment Group, KSA Capital Management, JHL Capital Group and CapitalSource Finance. Mr. Tuder began his career in various investment capacities at Nassau Capital, a private investment firm that managed the private portion of Princeton University’s endowment, and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder currently serves on the board of directors of Unico American. (NASDAQ: UNAM) and Concord Acquisition Corp III (NYSE: CNDB). Mr. Tuder previously served on the board of directors of MRV Communications, Seachange International and NamTai Property. Mr. Tuder also has served as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a Chair of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee. Mr. Tuder’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

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

The table below sets forth the current composition of our Board committees:

Nominating and
Corporate
Name	Audit	Compensation	Governance
	Committee	Committee	Committee
James B. Avery	✓	✓	☑
Stephanie Bowers			✓
Christopher Harland	✓
Jeffrey Tuder	☑	☑	✓
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

Compensation Committee Interlocks and Insider Participation

Messrs. Avery and Tuder served on our Compensation Committee during 2022. None of the members of our Compensation Committee during 2022 has ever been one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our current executive officers as of April 30, 2022:

Executive	Age	Title
Ashish Sharma	50	Chief Executive Officer & President
Robert Barbieri	67	Chief Financial Officer
Doug Kahn	64	Executive Vice President, Operations

Ashish Sharma has served as the Company’s Chief Executive Officer and President since March 2022. He previously served as the Company’s President from June 2021 to March 2022 and as President of IoT & Mobile Solutions from February 2020 to June 2021. Prior to that, he had served as the Company’s Executive Vice President IoT & Mobile Solutions since joining the Company in September 2017. Prior to joining the Company, Mr. Sharma was Chief Marketing Officer at Spectralink Corporation, a provider of enterprise grade mobile solutions, from December 2015 to September 2017. Prior to that, Mr. Sharma served as Senior Vice President and General Manager, Americas for Graymatics, Inc., a cognitive media processing company, from January 2015 to December 2015 and as Chief Marketing Officer at FreeWave Technologies, an industrial wireless networking company, from November 2010 to January 2015. Mr. Sharma holds a Bachelor of Science in Electrical Engineering from the University of District of Columbia, a Master of Science in Electrical Engineering from George Mason University and an MBA from the UCLA Anderson School of Management in Finance, Marketing and Strategy.

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

Doug Kahn joined the Company in February 2019 as Executive Vice President of Operations. Prior to joining the Company, Mr. Kahn was Vice President of Global Supply Chain at Vispero, Inc., a provider of assistive technology solutions for the visually impaired, from 2018 to 2019. Mr. Kahn was Executive Vice President of Global Operations and Customer Support for Tintri, Inc., a virtualized storage and storage company from 2014 to 2018. Prior to that, he was Vice President of Global Purchasing and Vice President of Operations for TomTom International BV, a global GPS company, from 2012 to 2014. Mr. Kahn has held several additional leadership roles in all major supply chain functions, including Vice President of Supply Chain and IT for Synaptics Inc. Earlier in his career, Mr. Kahn spent 17 years with Hewlett Packard in roles of increasing responsibility in supply chain development and operations. Mr. Kahn earned a Bachelor of Arts from the University of California, Berkeley, a Master of Science in Geophysics and an MBA in finance and statistics from the University of Chicago.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and anyone holding 10% or more of a registered class of our equity securities to file reports with the SEC showing their holdings of, and transactions in, these securities. Based solely on a review of copies of such reports we received, we believe that during 2022 all its reporting persons filed such reports on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis for Named Executive Officers

The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s named executive officers, which consist of: (1) our President and Chief Executive Officer, (2) our Chief Financial Officer, (3) our Executive Vice President of Operations, and (4) our former Chief Executive Officer.

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

In March 2022, the Compensation Committee increased the base salary of Mr. Sharma in connection with his appointment as Chief Executive Officer. This decision was based upon Mr. Sharma’s increase in responsibilities, salary history and internal relativity. Neither Mr. Barbieri’s nor Mr. Kahn’s base salaries were changed in 2022. The fiscal 2022 base salaries for each of the named executive officers as of the end of 2022 are shown in the following table.

Base Salary
Name	(as of 12/31/2022)
Ashish Sharma	$500,000
Robert Barbieri	$400,000
Doug Kahn	$325,000

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

Executive Bonuses for 2022. For 2022, the Compensation Committee established the Senior Management Bonus Program for the year ended December 31, 2022 (the “2022 Bonus Program”). Under the 2022 Bonus Program, bonus target amounts, expressed as a percentage of base salary, were established for participants. Bonus payouts for the year were then determined by (a) the achievement by the Company of certain financial goals and/or targets set forth in the 2022 Bonus Program related to the Company’s revenue performance and cash flow; and (b) each participating employee’s individual performance. Satisfactory individual performance is a condition to payment.

The Compensation Committee considered the following when establishing the awards for 2022:

•	Bonus Targets. Target bonuses are expressed as a percentage of the participant’s base salary earned during the plan year. Bonus targets were based on job responsibilities and internal relativity. Consistent with the Company’s executive compensation policy, individuals with greater job responsibilities had a greater proportion of their total compensation tied to Company performance in the 2022 Bonus Program. With the exception of Mr. Sharma, bonus targets for the named executive officers were unchanged for 2022 compared to prior years. Prior to 2022, Mr. Sharma had an annual target bonus equal to 50% of his annual base salary. For 2022, Mr. Sharma’s target bonus was increased to 65% to reflect his appointment as Chief Executive Officer. Mr. Mondor was not a participant in the 2022 Bonus Program. The schedule below shows the target incentives for the 2022 awards for each of the named executive officers as a percentage of 2022 base salary:

	Target Bonus		2022 Bonus
Name	% of Salary	Dollars	Earned
Ashish Sharma	65%	$325,000	$–
Robert Barbieri	50%	$200,000	$–
Doug Kahn	40%	$120,000	$–

•	Company performance measures. For all participants in the 2022 Bonus Program, including the named executive officers, the Compensation Committee established performance measures based upon total revenue, cash flow and specific product line revenues. In 2022, The Company failed to meet the performance measures, and no bonuses were awarded to the named executive officers.

•	Personal performance. Based on individual performance, the Compensation Committee has discretion to adjust bonus payouts – either up or down – to reflect the individual performance of each named executive officer during the year. No discretionary bonuses were awarded for fiscal 2022 to the named executive officers.

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

The equity awards granted to our named executive officers during 2022 are reflected in the “Grants of Plan-Based Awards Table” below.

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

In addition, each of the named executive officers, as well as certain other key employees, is a party to an change in control and severance agreement with the Company. The principal purpose of the agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits, as well as certain severance benefits.

For a description of these agreements and the severance benefits provided under these arrangements, see –Potential Payments Upon Termination or Change-in-Control–Severance Agreements.

2022 Say-On-Pay Vote

At our 2022 annual meeting of stockholders, our stockholders approved, on a non-binding, advisory basis, the compensation paid to our named executive officers described in our 2022 proxy statement. Approximately 89.4% of the votes cast on the matter were voted in favor of this “say-on-pay” approval. The Board and the Compensation Committee considered the voting results and high level of stockholder support when establishing our executive compensation programs for fiscal 2022.

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

Risk Assessment of Compensation Program

In April 2023, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our compensation committee.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors has submitted the following report for inclusion in this proxy statement:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by us with the SEC.

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

Respectfully submitted,

The Compensation Committee of the Board of Directors

Jeffrey Tuder (Chairman)

James B. Avery

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Ashish Sharma	2022	482,308	270,000	(4)	956,000	3,741,983	12,056		5,462,347
Chief Executive Officer &	2021	388,128	175,056	(5)	–	2,415,000	9,626		2,987,810
President	2020	317,153	81,985	(6)	–	1,415,375	7,929		1,822,442
Robert Barbieri(7)	2022	400,000	225,000	(4)	–	–	10,154		635,154
Chief Financial Officer	2021	69,231	–	(5)	–	2,456,250	405,694	(8)	2,931,175
Doug Kahn	2022	325,000	200,000	(4)	–	–	9,000		534,000
Executive Vice President,	2021	311,762	182,597	(5)	282,600	857,650	8,228		1,642,837
Operations	2020	299,776	66,480	(6)	–	272,295	8,250		646,801
Dan Mondor(9)	2022	140,385	949,997	(4)	–	–	10,134		1,100,516
Former Chief Executive	2021	550,411	469,333	(5)	–	4,830,000	12,750		5,862,494
Officer	2020	549,589	199,522	(6)	–	–	75,251		824,362

____________________

(1)	Represents bonus payments made during the applicable year for prior year performance. Bonus payments were made through an award of fully vested shares under the 2018 Omnibus Incentive Compensation Plan. The number of RSUs issued was determined by dividing the amount of the bonus award by the 5-day weighted average sales price for the Company’s common stock. Represents the aggregate grant date fair value of the shares issued in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(3)	See the All Other Compensation table below for additional information.
(4)	Represents a bonus payment made during fiscal 2022 based on individual and Company performance during 2021. No bonuses were earned with respect to the Company’s performance during fiscal 2022.
(5)	Represents a bonus payment made during fiscal 2021 based on individual and Company performance during 2020.
(6)	Represents a bonus payment made during fiscal 2020 based on individual and Company performance during 2019.
(7)	Mr. Barbieri joined as the Company’s permanent Chief Financial Officer starting October 25, 2021.
(8)	Mr. Barbieri served on a consulting basis as Interim Chief Financial Officer from March 2021 to October 2021 and amounts reflect compensation paid to the consulting firm, TechCXO, LLC, for Mr. Barbieri’s services.
(9)	Mr. Mondor served as the Company’s Chief Executive Officer until February 28, 2022, and served as Executive Chairman from March 1, 2022 through August 3, 2022.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Ashish Sharma	2022	12,056	–		12,056
	2021	9,626	–		9,626
	2020	7,929	–		7,929
Robert Barbieri	2022	10,154	–		10,154
	2021	–	405,694	(1)	405,694
Doug Kahn	2022	9,000	–		9,000
	2021	8,228	–		8,228
	2020	8,250	–		8,880
Dan Mondor	2022	2,602	7,532	(2)	10,134
	2021	12,750	–		12,750
	2020	8,550	66,701	(3)	75,251

(1)	Represents compensation paid to TechCXO, LLC for consulting services provided by Mr. Barbieri as interim Chief Financial Officer.
(2)	Represents accrued vacation paid upon termination.
(3)	Represents a living expense allowance plus tax gross-up.

Grants of Plan-Based Awards

The table below sets forth information on grants of options, stock awards and other plan-based awards to the named executive officers in 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Underlying Option (#)		Awards ($/share)	Awards ($)(1)
Mr. Sharma	3/1/2022	–	–	–	–	–	–	200,000	(2)	–		–	956,000
	3/1/2022	–	–	–	–	–	–	–		250,000	(3)	$4.78	885,188
	3/1/2022	–	–	–	–	–	–	–		250,000	(3)	$7.50	809,679
	3/1/2022	–	–	–	–	–	–	–		250,000	(3)	$10.00	754,559
	3/1/2022	–	–	–	–	–	–	–		250,000	(3)	$15.00	675,017
	3/1/2022	–	–	–	–	–	–	–		250,000	(3)	$20.00	617,538
	3/4/2022							57,692	(4)	–		–	270,000
Mr. Barbieri	3/4/2022	–	–	–	–	–	–	48,077	(4)	–		–	225,000
Mr. Kahn	3/4/2022	–	–	–	–	–	–	42,735	(4)	–		–	200,000
Mr. Mondor	3/4/2022	–	–	–	–	–	–	202,991	(4)	–		–	949,997

____________________

(1)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on each anniversary of the grant date.
(3)	Twenty-five percent (25%) of the shares subject to the options shall be first eligible to vest and become exercisable on the first anniversary of the grant date and (b) 1/48 of the shares vest on each monthly anniversary thereafter (such options which have become so eligible, "Eligible Options"), such that one hundred percent (100%) of the options shall become Eligible Options on the four-year anniversary of the Grant Date. The options shall vest and become only if (a) they have become Eligible Options; and (b) the average of the per-share closing price of the Company's common stock as reported on the principal exchange on which the shares are listed has equaled or exceeded the exercise price for ten (10) trading days within any 30 day period prior to the date of exercise.

(4)	Bonuses paid in March 2022 in the form of immediately vesting RSUs, based upon Company and individual performance during 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our named executive officers that were outstanding at December 31, 2022.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)(2)	Market value of shares of stock that have not vested ($)(3)
Ashish Sharma	3/1/2022	–	–		–	–	200,000	168,000
	3/1/2022	–	250,000	(4)	4.78	3/1/2032
	3/1/2022	–	250,000	(4)	7.50	3/1/2032
	3/1/2022	–	250,000	(4)	10.00	3/1/2032
	3/1/2022	–	250,000	(4)	15.00	3/1/2032
	3/1/2022	–	250,000	(4)	20.00	3/1/2032
	6/6/2021	93,750	156,250		9.66	6/6/2031
	2/5/2020	177,083	72,917		7.70	2/5/2030
	7/30/2018	250,000	–		1.80	7/30/2028
	9/25/2017	150,000	–		1.38	9/25/2027
Robert Barbieri	10/25/2021	109,375	265,625		6.55	10/25/2031
Doug Kahn	12/15/2021	–	–		–	–	33,750	28,350
	06/30/2021	31,875	53,125		10.09	06/30/2031
	7/29/2020	15,104	9,896		13.72	7/29/2030
	10/4/2019	33,333	19,417		4.78	10/4/2029
	2/13/2019	91,667	8,333		4.84	2/13/2029
Dan Mondor	6/6/2021	125,000	–		9.66	8/3/2023
	6/6/2018	1,250,000	–		2.00	8/3/2023
	6/6/2017	462,771	–		0.94	8/3/2023

___________________

(1)	Unless otherwise indicated, stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(2)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(3)	Calculated based on the closing price per share of our common stock on December 30, 2022 ($0.84).
(4)	Twenty-five percent (25%) of the shares subject to the options shall be first eligible to vest and become exercisable on the first anniversary of the grant date and (b) 1/48 of the shares vest on each monthly anniversary thereafter (such options which have become so eligible, "Eligible Options"), such that one hundred percent (100%) of the options shall become Eligible Options on the four-year anniversary of the Grant Date. The options shall vest and become only if (a) they have become Eligible Options; and (b) the average of the per-share closing price of the Company's common stock as reported on the principal exchange on which the shares are listed has equaled or exceeded the exercise price for ten (10) trading days within any 30 day period prior to the date of exercise.

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises and stock awards that vested during 2022 with respect to our named executive officers.

Name and Position	Option Awards Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)(1)	Stock Awards Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)(2)
Ashish Sharma	–	$–	107,692	$506,113
Robert Barbieri	–	$–	48,077	$222,597
Doug Kahn	–	$–	53,985	$208,551
Dan Mondor	137,229	$406,767	202,991	$939,848

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

Under the terms of the agreements, if the employment of a named executive officer is terminated by the Company without cause or by the named executive officer for good reason not in connection with a Change-in-Control, then the named executive officer is entitled to the following severance benefits:

•	an amount equal to the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans;

•	an amount equal to six months of the named executive officer’s base salary, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of the named executive officer’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months by the named executive officer and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

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

Equity Award Agreements

The following is a summary of the material terms applicable to the outstanding equity awards held by our named executive officer s as of December 31, 2022.

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

Mondor Transition Agreement

Effective March 1, 2022, Mr. Mondor transitioned from the role of Chief Executive Officer of the Company to Executive Chairman, to serve in such capacity until the Company’s 2022 annual meeting of stockholders, pursuant to the terms of a transition agreement between Mr. Mondor and the Company (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Mondor’s base salary as Executive Chairman was $100,000 per year, until his employment with the Company ended at our 2022 annual meeting of stockholders on August 3, 2022. Mr. Mondor was also entitled to a cash success fee of $50,000 for successfully recruiting certain employees during his transition period. On March 1, 2022, the vesting of 25% of the options granted to Mr. Mondor on June 6, 2021 accelerated and became immediately exercisable, and the remaining options under such grant were cancelled. On June 21, 2022, the Transition Agreement was amended to (i) provide that the Company will pay for COBRA coverage for Mr. Mondor through December 31, 2022, and (ii) to extend the post-termination exercise period for Mr. Mondor’s vested stock options to 12 months following the termination of his employment with the Company.

Potential Payments Upon Termination or Change in Control Table

The following table summarizes the potential payments to our named executive officers in two scenarios: (1) upon termination by us without cause or the executive’s resignation for good reason apart from a change in control; or (2) upon termination by us without cause or the executive’s resignation for good reason within 30 days prior to or 12 months following a Change-in-Control. The table assumes that the termination of employment or Change-in-Control, as applicable, occurred on December 31, 2022. The value of the accelerated vesting of stock and option awards was computed using $0.84, which was the price of our common stock at December 30, 2022 (less, in the case of option awards, the exercise price per share of such option awards).

The employment of Mr. Mondor terminated effective August 3, 2022. Accordingly, he is not included in the table below as he would not have been entitled to any benefits in the event of the occurrence of any of the triggering events described in the table on December 31, 2022.

	Involuntary Termination	Involuntary Termination
	Without Cause/Resignation	Without Cause/Resignation
	for Good Reason Apart from a	for Good Reason in
	Change in Control	Connection with a Change in
Name/Benefit	($) (1)	Control ($) (2)
Ashish Sharma
Cash severance	575,000	1,075,000
Accelerated Vesting of Equity	42,000	168,000
Health Benefits	18,000	36,000
Total	635,000	1,279,000
Robert Barbieri
Cash severance	400,000	800,000
Accelerated Vesting of Equity	–	–
Health Benefits	13,500	27,000
Total	413,500	827,000
Doug Kahn
Cash severance	292,500	617,500
Accelerated Vesting of Equity	7,088	28,350
Health Benefits	9,000	27,000
Total	308,588	672,850
____________________
(1)	Represents base salary for 6 months, a prorated target annual bonus for the year of termination, and continued health plan coverage for up to 9 months at our expense. Also includes the value the equity awards eligible for accelerated vesting upon such termination.

(2)	Represents base salary for 18 months, payable in a lump sum, the executive’s target annual bonus for the year of termination, and continued health plan coverage for up to 18 months at our expense. Also reflects the value of the accelerated vesting of all outstanding stock and option awards.

CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of the annual total compensation of Mr. Sharma, who was our Chief Executive Officer during the majority of fiscal 2022, to the median of the total annual compensation of our employees other than Mr. Sharma. We identified our employee with the median annual compensation using cash compensation for calendar year 2022 of all employees who were employed by us on December 31, 2022, at which date our global workforce consisted of 405 employees, of which 229 were U.S. employees and 176 were non-U.S. employees. We did not include any contractors or other non-employee workers in our employee population. We annualized the compensation for any employees who commenced work during calendar 2022. We believe cash compensation for all employees is reasonable to use as a consistently applied compensation measure because we do not have a broad-based equity award plan. We selected December 31, 2022, which is within the last three months of our fiscal 2022, for the date as of when we would identify the employee with the median annual compensation, because it enabled us to make such identification in a reasonably efficient and economical manner.

After identifying the employee with the median total cash compensation for the 12 months ended December 31, 2022, we calculated total compensation for this employee for the fiscal year ended December 31, 2022 using the same methodology that we use for our named executive officers in the Summary Compensation Table above.

For fiscal 2022, the total compensation of Mr. Sharma was $5,462,347, and the total compensation of our employee with median annual compensation was $88,588. Accordingly, we estimated our CEO pay ratio for fiscal 2022 to be 62 to 1.

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for

Board and Board committee service in 2022 (which amounts are prorated for directors who only served for a portion of the year):

	Chair		Member

Board of Directors	$80,000	(1)	$40,000
Audit Committee	$20,000		$10,000
Compensation Committee	$14,000		$6,000
Nominating and Corporate Governance Committee	$10,000		$5,000

(1) For independent directors only. If the Chair is also an employee or officer of the Company they will not receive retainers for service on the Board.

Equity-Based Compensation. The Board approved the following components for equity compensation to be awarded to each non-management director of the Company for fiscal 2022.

•	An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.

•	Thereafter, an annual equity award in the form of RSUs with an economic value of $125,000 that vests in full on the first anniversary of the grant date.

Based on the foregoing policy, the Compensation Committee awarded non-management directors 49,801 RSUs in August 2022 as compensation for Board service from August 2022 until the 2023 annual meeting of stockholders. The non-management directors will be eligible for annual awards during 2023 as described above. In addition, the Compensation Committee made a supplemental special grant to Mr. Lytle of 39,841 immediately vested RSUs in recognition of extraordinary service to the Board.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the fiscal year ended December 31, 2022. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
James B. Avery(3)	66,000	$125,001		–	$191,001
Stephanie Bowers	45,000	$125,001		–	$170,001
Christopher Harland	50,000	$125,001		–	$175,001
Christopher Lytle	40,000	$225,001	(4)	–	$265,001
Jeffrey Tuder	85,466	$125,001		–	$210,467

_____________________

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2022 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock options and unvested stock awards outstanding as of December 31, 2022.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	49,801	–
Stephanie Bowers	59,034	–
Christopher Harland	49,801	–
Christopher Lytle	55,096	–
Jeffrey Tuder	49,801	56,912

(3)	As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Includes both an annual grant made to Mr. Lytle and a supplemental special grant in recognition of extraordinary service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2022, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and the 2018 Incentive Plan were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2018 Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2022 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,524,628		$4.52	9,743,889	(2)
Equity compensation plans not approved by security holders	556,248	(3)	$5.39	–

______________________

(1)	Amount is based on the weighted-average exercise price of vested and unvested outstanding stock options. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2018 Incentive Plan. As of December 31, 2022, there were 895,141 shares of our common stock available for issuance under the Purchase Plan (all of which were eligible to be purchased during the offering period in effect on such date) and 8,848,748 shares of our common stock available for issuance under the 2018 Incentive Plan.
(3)	Represents outstanding options under the 2015 Incentive Plan and inducement options were issued as employment inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4). The 2015 Incentive Plan, which includes the same material terms as the 2018 Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

Security Ownership Certain Beneficial Owners and Management

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2023 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 109,371,693 shares of common stock outstanding as of March 31, 2023.

Directors and Named Executive Officers

			Total Shares of
			Common Stock
			Beneficially
	Shares Owned	Right to Acquire	Owned
Name of Beneficial Owner	(#)	(#)(1)	(#)		Percentage
Dan Mondor	146,482	1,837,771	1,984,253		1.80%
Ashish Sharma	282,861	722,917	1,005,778		*
Robert Barbieri	35,414	148,438	183,852		*
Doug Kahn	91,380	186,562	277,942		*
James B. Avery(2)	–	–	–		*
Stephanie Bowers	78,395	–	78,395		*
Christopher Harland	106,303	–	106,303		*
Christopher Lytle	374,078	29,734	403,812	(3)	*
Jeffrey Tuder	200,849	56,912	257,761		*
All directors and executive officers as a group (eight persons)	1,169,280	1,144,563	2,313,843		2.10%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2023.
(2)	Does not include shares of common stock held by Braslyn, Ltd., Golden Harbor Ltd. or Tavistock Financial, LLC, in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial, LLC.

(3)	Includes 29,722 shares of common stock issuable upon the conversion of outstanding convertible notes held in an individual retirement for the benefit of Mr. Lytle’s mother. Mr. Lytle has investment power with respect to such shares and may be deemed to be the beneficial owner thereof. Mr. Lytle disclaims beneficial ownership of such shares.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except for modifications that are disclosed below and except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2023.

			Total Shares of
			Common Stock
			Beneficially
	Shares Owned	Right to Acquire	Owned
Name and Address of Beneficial Owner	(#)	(#)	(#)	Percentage
Golden Harbor Ltd.(1)	21,033,412	1,939,106	22,972,518	20.6%
Cay House
EP Taylor Drive N7776
Lyford Cay
New Providence C5
North Sound Management, Inc. (2)	4,691,897	4,404,758	9,096,655	8.0%
c/o Edward E. Murphy
115 East Putnam Avenue
Greenwich, CT 06830
BlackRock, Inc. (3)	6,355,593	–	6,355,593	5.8%
55 East 52nd Street
New York, NY 10055

(1)	According to a Schedule 13D/A filed by Golden Harbor Ltd., Braslyn Ltd., Tavistock Financial, LLC and Joe Lewis with the SEC on September 24, 2021, Golden Harbor Ltd. has shared voting and dispositive power over 14,908,149 shares of common stock, Braslyn Ltd. has shared voting and dispositive power over 7,908,678 shares of common stock, Tavistock Financial, LLC has shared voting and dispositive power over 77,364 shares of common stock and Joe Lewis has shared voting and dispositive power over 22,894,191 shares of common stock. Includes the following shares that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on September 24, 2021: (1) 1,939,106 shares of common stock issuable upon the conversion outstanding convertible notes that were not included but are currently exercisable because the ownership limitation in the convertible notes has terminated, and (2) 14,221 shares of common stock issued upon vesting of restricted stock units during 2022.

(2)	According to a Schedule 13D/A filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on March 2, 2021, North Sound Management, Inc. has sole voting and dispositive power over 4,788,213 shares of common stock, North Sound Trading, LP has sole voting and dispositive power over 4,788,213 shares of common stock and Mr. Miller has shared voting and dispositive power over 4,845,133 shares of common stock. Includes 56,920 shares of common stock held directly by Mr. Miller. Includes the following that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on March 2, 2021: (1) 4,404,758 shares of common stock issuable upon the conversion outstanding convertible notes but are currently exercisable because the ownership limitation in the convertible notes has terminated, (2) 14,202 shares of common stock issued upon vesting of restricted stock units during; and (3) 457,562 shares of common stock issued in September 2021 in exchange for shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share pursuant to an exchange agreement.

(3)	Based on a Schedule 13G/A filed with the SEC on February 1, 2023.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the end of 2017. with the cumulative total return of

(a) the NASDAQ Composite Index (b) the NASDAQ Telecommunications Index. The comparison assumes $100 was invested at the end of 2017 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Inseego Corp.	$100.00	$257.76	$455.28	$960.87	$362.11	$52.17
NASDAQ Composite Index	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
NASDAQ Telecommunications Index	$100.00	$103.03	$114.76	$140.05	$146.74	$109.72

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Interest Payments on Convertible Notes

During fiscal 2022, the Company made interest payments to Golden Harbor Ltd., a five percent holder, North Sound Trading, L.P., a five percent holder, and an individual retirement account held by Mr. Lytle’s mother, over which Mr. Lytle has investment discretion in the amounts of $794,820, $1,805,180, and $12,188 respectively, pursuant to the Company’s 3.25% Convertible Senior Notes due 2025.

Review, Approval and Ratification of Transactions with Related Persons

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

Our Audit Committee charter requires that members of the Audit Committee review and approve all related party transactions. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which:

· we are a participant;

· the amount involved exceeds $120,000; and

· an executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Conduct. Under our Code of Conduct, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

All related party transactions shall be disclosed in our applicable filings with the SEC as required under SEC rules.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for services rendered by Marcum LLP for 2022 and 2021.

	2022	2021
Audit Fees(1)	$717,653	$870,865
Audit-Related Fees(2)	$8,755	$26,368
Tax Fees	–	–
All Other Fees	–	–
Total	$726,408	$897,233

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The Company’s consolidated financial statements and report of Marcum LLP, Independent Registered Public Accounting Firm, are included in Section

(1) IV of this report beginning on page F-1.

(a)	Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the

(2) consolidated financial statements or related notes thereto.

(b)	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of February 24, 2021, by and between Inseego Corp. and Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited)(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

2.2	First Addendum dated March 17, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

2.3	Second Addendum dated April 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2021).

2.4	Third Addendum dated June 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

3.4	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.5	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

Exhibit No.	Description

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2021).

4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 12,

4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

4.6	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.2*	Change in Control Agreement dated September 25, 2017 between Inseego Corp. and Ashish Sharma.

10.3*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.4*	Transition Agreement, dated March 1, 2022, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed May 4, 2022).

10.5*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.6*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.7*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.8	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.9	Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.10	Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.11	Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.12	Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

Exhibit No.	Description

10.13*	Amended and Restated Change in Control and Severance Agreement, dated June 7, 2021, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021).

10.14*	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri. (incorporated by reference to Exhibit 10.1 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.15*	Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.2 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.16*	Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.3 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.17	Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

10.18	First Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

21	Subsidiaries of Inseego Corp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023)

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023)

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.4**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed on March 3, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or arrangement

**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	INSEEGO CORP.

	By	/s/ Robert Barbieri
Robert Barbieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

