Form 10-Q
period 2023-03-31
INSEEGO CORP.
filed 2023-05-04
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of April 28, 2023, was 110,002,427.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,686	$7,143
Accounts receivable, net of allowance for doubtful accounts of $561 and $541, respectively	27,416	25,259
Inventories	34,234	37,976
Prepaid expenses and other	9,977	7,978
Total current assets	80,313	78,356
Property, plant and equipment, net of accumulated depreciation of $26,688 and $26,049, respectively	4,692	5,390
Rental assets, net of accumulated depreciation of $6,258 and $5,484, respectively	4,904	4,816
Intangible assets, net of accumulated amortization of $38,447 and $31,629, respectively	39,327	41,383
Goodwill	21,922	21,922
Right-of-use assets	6,122	6,662
Other assets	448	488
Total assets	$157,728	$159,017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,573	$29,018
Accrued expenses and other current liabilities	27,109	27,945
Total current liabilities	61,682	56,963
Long-term liabilities:
2025 Notes, net	158,799	158,427
Revolving credit facility, net	3,651	6,919
Deferred tax liabilities, net	299	323
Other long-term liabilities	6,021	6,503
Total liabilities	230,452	229,135
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 109,371,693 and 108,468,150 shares issued and outstanding, respectively	109	108
Additional paid-in capital	796,981	793,855
Accumulated other comprehensive loss	(6,236)	(6,329)
Accumulated deficit	(863,578)	(857,752)
Total stockholders’ deficit	(72,724)	(70,118)
Total liabilities and stockholders’ deficit	$157,728	$159,017
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues:
IoT & Mobile Solutions	$43,627	$54,505
Enterprise SaaS Solutions	7,167	6,879
Total net revenues	50,794	61,384
Cost of net revenues:
IoT & Mobile Solutions	29,662	42,903
Enterprise SaaS Solutions	2,945	3,233
Total cost of net revenues	32,607	46,136
Gross profit	18,187	15,248
Operating costs and expenses:
Research and development	8,154	18,560
Sales and marketing	6,646	9,773
General and administrative	6,045	8,238
Amortization of purchased intangible assets	429	444
Impairment of capitalized software	504	—
Total operating costs and expenses	21,778	37,015
Operating loss	(3,591)	(21,767)
Other (expense) income:
Loss on debt conversion and extinguishment, net	—	(450)
Interest expense, net	(1,997)	(2,923)
Other (expense) income, net	795	(405)
Total other expense	(1,202)	(3,778)
Loss before income taxes	(4,793)	(25,545)
Income tax provision (benefit)	311	(322)
Net loss	(5,104)	(25,223)
Series E preferred stock dividends	(723)	(661)
Net loss attributable to common stockholders	$(5,827)	$(25,884)
Per share data:
Net loss per common share:
Basic and diluted	$(0.05)	$(0.24)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	108,601,894	105,649,419
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,104)	$(25,223)
Foreign currency translation adjustment	94	2,898
Total comprehensive loss	$(5,010)	$(22,325)
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit [1]	Accumulated Other Comprehensive Income (Loss) [1]	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	25	$—	105,381	$105	$770,619	(787,047)	$(8,531)	$(24,854)
Net loss	—	—	—	—	—	(25,223)	—	(25,223)
Foreign currency translation adjustment	—	—	—	—	—	—	2,898	2,898
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,728	—	—	1,728
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,008	2	74	—	—	76
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(14)	—	—	(14)
Share-based compensation	—	—	—	—	11,199	—	—	11,199
Series E preferred stock dividends	—	—	—	—	661	(661)	—	—
Balance, March 31, 2022	25	$—	107,389	$107	$784,267	$(812,931)	$(5,633)	$(34,190)

Balance, December 31, 2022	25	$—	108,468	$108	$793,855	$(857,752)	$(6,329)	$(70,118)
Net loss	—	—	—	—	—	(5,104)	—	(5,104)
Foreign currency translation adjustment	—	—	—	—	—	—	94	94
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	46	—	96	—	—	96
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(21)	—	—	(21)
Issuance of common shares in connection with a public offering, net of issuance costs			858	1	528			529
Share-based compensation	—	—	—	—	1,800	—	—	1,800
Series E preferred stock dividends	—	—	—	—	723	(723)	—	—
Balance, March 31, 2023	25	$—	109,372	$109	$796,981	$(863,578)	$(6,236)	$(72,724)
1 Rounding may impact summation of amounts.

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,104)	$(25,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,430	7,243
Provision for bad debts	41	(14)
Impairment of capitalized software	504	—
Provision for excess and obsolete inventory	217	247
Share-based compensation expense	1,800	11,199
Amortization of debt discount and debt issuance costs	489	1,650
Fair value adjustment on derivative instrument	—	(609)
Loss on debt conversion and extinguishment, net	—	450
Deferred income taxes	101	189
Right-of-use assets	592	342
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(1,997)	5,477
Inventories	3,097	(355)
Prepaid expenses and other assets	(1,940)	2,701
Accounts payable	5,544	(10,400)
Accrued expenses, income taxes, and other	(490)	6,819
Operating lease liabilities	(625)	(354)
Net cash provided by (used in) operating activities	7,659	(638)
Cash flows from investing activities:
Purchases of property, plant and equipment	(61)	(763)
Additions to capitalized software development costs	(2,443)	(3,127)
Net cash used in investing activities	(2,504)	(3,890)
Cash flows from financing activities:
Net (repayment) borrowing of bank and overdraft facilities	—	(54)
Principal payments under finance lease obligations	(199)	(62)
Proceeds from a public offering, net of issuance costs	529	—
Principal payments on financed assets	(360)	(1,007)
Borrowings (repayments) on revolving credit facility	(3,385)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	75	63
Net cash used in financing activities	(3,340)	(1,060)
Effect of exchange rates on cash	(272)	957
Net increase (decrease) in cash, cash equivalents and restricted cash	1,543	(4,631)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents and restricted cash, end of period	$8,686	$45,181
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$117	$—
Income taxes	$59	$41

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$—	$225
Capital expenditures financed through accounts payable or accrued liabilities	$2,164	$2,105
Right-of-use assets obtained in exchange for operating leases liabilities	$50	$79

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements contained herein have been prepared by Inseego Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of March 31, 2023, and for the three months ended March 31, 2023, and March 31, 2022, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2022, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest shareholders’ annual report (“Form 10-K”).
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
Segment Information
The Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based solely on the Company’s consolidated operations and financial results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, valuation of tangible and intangible long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Risks and Uncertainties
We may be affected by various macroeconomic factors and the current and future conditions in the global financial markets. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The inflationary pressures impacting the global supply chain could potentially increase the cost of net revenues in the current and future years. The ongoing inflation challenges could adversely impact future revenues, gross margins and financial results.
In addition, the COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that the Company or its employees, manufacturers, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Furthermore, a global semiconductor supply shortage continues to have wide-ranging impacts across the technology industry. While the shortage has not materially impacted the Company’s operations and financial results, it may negatively

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

impact the Company’s customers and the supply of materials needed for testing and production timeline. The Company’s suppliers, contract manufacturers, and customers are all taking actions to reduce the impact of the semiconductor shortage; however, if the shortage persists, the impact on operations and financial results could be material.
The inflationary pressures impacting the global supply chain could potentially increase our future cost of net revenues. The ongoing inflation challenges could adversely impact our future revenues, gross margins and financial results.
Liquidity
As of March 31, 2023, the Company had available cash and cash equivalents totaling $8.7 million and $11.8 million of excess availability under its secured asset-backed revolving credit facility. See Note 4, Debt, for more information on this credit facility.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, availability under its secured asset-backed revolving credit facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. To the extent that additional liquidity may be needed, the Company may issue up to $9 million in equivalent shares of the Company’s common stock available, pursuant to a shelf-registration statement filed with the SEC on May 7, 2020 and amended from time to time. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. There are no cash equivalents as of December 31, 2022 and as of March 31, 2023. Restricted cash held in escrow as of December 31, 2021 was released during the third quarter of 2022 and we no longer have any restricted cash on our balance sheet as of March 31, 2023. Restricted cash as of March 31, 2022 was $3.7 million.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company adopted the ASU in the first quarter of fiscal 2022 and there was no impact to the condensed consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. The Company adopted the ASU in the first quarter of 2023, and there was no impact to the consolidated financial statements.

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$26,839	$31,153
Raw materials and components	7,395	6,823
Total inventories	$34,234	$37,976
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands:

	March 31, 2023 [1]	December 31, 2022
Rebate receivables	$1,905	$2,038
Receivables from contract manufacturers	4,014	3,561
Software licenses	1,079	772
Insurance	11	12
Deposits	619	829
Financed assets	1,355	—
Other	993	766
Total prepaid expenses and other	$9,977	$7,978
Rounding may impact summation of amounts.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Royalties	$813	$992
Payroll and related expenses	8,510	8,873
Warranty obligations	480	480
Professional fees	611	738
Accrued interest	2,401	1,112
Deferred revenue	4,887	5,060
Customer advances	—	2,828
Operating lease liabilities	1,814	1,759
Accrued contract manufacturing liabilities	816	1,416
Liabilities related to financed assets	1,018	—
Value added tax payables	630	449
Other	5,129	4,238
Total accrued expenses and other current liabilities	$27,109	$27,945

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
The Company’s financial instruments measured at fair value were $0 and less than $0.1 million as of March 31, 2023 and December 31, 2022 respectively.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	March 31, 2023	December 31, 2022
Volatility	50%	50%
Stock price	$0.58 per share	$0.84 per share
Credit spread	32.49%	56.52%
Term	2.09 years	2.34 years
Dividend yield	—%	—%
Risk-free rate	4.04%	4.35%

There was no change in the fair value of the interest make-whole liability for the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recorded $— and a $0.6 million gain, respectively as a result of the change in the fair value of the interest make-whole liability.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company reviews the fair value hierarchy classification of its financial instruments measured at fair value each reporting period. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2023 or 2022.

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 3.5% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes are carried at amortized cost, adjusted for changes in the fair value of the embedded derivative.
4. Debt
2025 Notes

On May 12, 2020, the Company completed its registered public offering of $100.0 million aggregate principal amount of 2025 Notes and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020. During the year ended 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of the Company’s common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
As of March 31, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties. As of March 31, 2023 and December 31, 2022, accrued interest due of $1.3 million and $0.9 million, respectively, was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$161,898	$161,898
Add: fair value of embedded derivative	—	$—
Less: unamortized debt discount	(1,725)	$(1,933)
Less: unamortized issuance costs	(1,374)	$(1,538)
Net carrying amount	$158,799	$158,427

The effective interest rate on the liability component of the 2025 Notes was 4.23% for both the three months ended March 31, 2023 and 2022, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,315	$1,315
Amortization of debt discount	$207	$207
Amortization of debt issuance costs	$165	$165
Total interest expense	$1,687	$1,687

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
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which the Company’s borrowing base is calculated and that exclusion would have resulted in a violation of the Liquidity Covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement, (the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and also “Eligible Inventory”. The Amendment was entered into on February 25, 2023 with an effective date of December 15, 2022. The Company was in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2023.

Upon execution of the Credit Agreement, the Company paid $1.1 million of debt issuance costs, which will be amortized to interest expense throughout the term of the agreement. As of March 31, 2023, the Company had outstanding borrowings of $4.5 million, a gross borrowing base of $16.3 million and excess availability of $11.8 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the principal amount outstanding and interest expense for the periods (in thousands):

	March 31, 2023	December 31, 2022
Principal	$4,467	$7,851
Less: unamortized issuance costs	$(816)	$(932)
Net carrying amount	$3,651	$6,919
The effective interest rate of the Credit Facility was 21.1%, which includes 10.5% related to amortization of original issuance costs, for the three months ended March 31, 2023. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

Three Months Ended March 31,
2023
Contractual interest expense	$118
Amortization of debt issuance costs	$117
Total interest expense	$235

On May 2, 2023, (1) two related parties (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum draw to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an aggregate exit fee ranging from 7.5% to 12.5% of the amount of the Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Participation Interest, as applicable. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. The Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock.

5. Share-based Compensation
During the three months ended March 31, 2023 and 2022 , the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 9,574,995 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$184	$1,415
Research and development	248	4,070
Sales and marketing	330	2,043
General and administrative	1,038	3,671
Total	$1,800	$11,199

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
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

Outstanding — December 31, 2022	8,132,959
Granted	38,750
Canceled	(728,002)
Outstanding — March 31, 2023	7,443,707
Exercisable — March 31, 2023	5,423,759
At March 31, 2023, total unrecognized compensation expense related to stock options was $6.2 million, which is expected to be recognized over a weighted-average period of 2.52 years.
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
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

Non-vested — December 31, 2022	1,178,370
Granted	7,500
Vested	(73,350)
Forfeited	(67,809)
Non-vested — March 31, 2023	1,044,711
At March 31, 2023, total unrecognized compensation expense related to RSUs was $3.3 million, which is expected to be recognized over a weighted-average period of 2.11 years.
On April 28, 2023, the Company granted a total of approximately 2.2 million RSUs to certain employees to encourage retention and incentivize future performance (“Retention Awards”). All of the Retention Awards fully vest on November 1, 2023.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(5,827)	$(25,884)
Weighted-average common shares outstanding	108,601,894	105,649,419
Basic and diluted net loss per share	$(0.05)	$(0.24)
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

(in thousands)	March 31, 2023	December 31, 2022
2025 Notes	14,090	14,090
Non-qualified stock options	7,956	8,133
Restricted stock units	1,139	1,178
Employee stock purchase plan	2,200	426
Total	25,385	23,827
7. Public Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts, and other offering fees, pursuant to the ATM Offering. There were no ATM transactions in 2022. In March 2023, the Company’s Board of Directors (BOD) approved the issuance of up to the remaining $9.5 million worth of shares under this ATM Offering. During the quarter ended March 31, 2023 the Company sold 858,098 shares of common stock, at an average price of $0.62 per share, for net proceeds of $0.5 million, after deducting underwriter fees and discounts. As of March 31, 2023, there were approximately $9 million of shares remaining available for sale under this ATM Offering.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2023	2022
United States and Canada	$43,205	$52,642
Europe	$5,987	$5,620
Australia (a)	$1,598	$1,013
Other	$4	$2,109
Total	$50,794	$61,384
(a) Prior period was reclassified to conform to current period presentation.
Concentrations of Credit Risk
For the three months ended March 31, 2023, two customers accounted for 31.1% and 26.6% of net revenues, respectively. For the three months ended March 31, 2022, two customers accounted for 37.3% and 39.9%, respectively, of net revenues.
As of March 31, 2023, three customers accounted for 42.4%, 16.0% and 14.6% of accounts receivable, net, respectively. As of December 31, 2022, two customers accounted for 37.4% and 21.9% of accounts receivable, net, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of March 31, 2023, future payments under these noncancellable purchase obligations were approximately $53.4 million.
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
10. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating right-of-use assets, net	Right-of-use assets	$6,122	$6,662

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,814	$1,759
Non-current operating lease liabilities	Other long-term liabilities	5,149	5,903
Total operating lease liabilities		$6,963	$7,662

Weighted-average remaining lease term (in years)		4.0	4.1
Weighted-average discount rate		9.0%	9.0%
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease costs included in operating costs and expenses	$592	$610

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating cash flows related to operating leases	$624	$622
Operating right-of-use assets obtained in exchange for lease liabilities	$50	$79

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum payments under operating leases were as follows as of March 31, 2023 (in thousands):

2023 (remainder)	$1,687
2024	2,090
2025	1,734
2026	1,707
2027	1,125
Thereafter	—
Total minimum operating lease payments	$8,343
Less: amounts representing interest	(1,380)
Present value of net minimum operating lease payments	6,963
Less: current portion	(1,814)
Long-term portion of operating lease obligations	$5,149
11. Income Taxes
The Company’s income tax provision (benefit) was $0.3 million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively. Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax provision (benefit) provision for the three months ended March 31, 2023 and 2022, were largely driven by unrealized foreign currency gains and losses, respectively, at the Company’s foreign subsidiaries.

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
•the impact of high inflation and rising interest rates;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Wavemaker”, “Clarity”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, contained in our Form 10-K.
Business Overview
Inseego Corp. is a leader in the design and development of cloud-managed 5G wireless wide area network (WWAN) and intelligent edge solutions. Our portfolio is comprised of secure, high-performance, cloud-managed fixed and mobile WWAN modems, routers, and gateways; enterprise networking software-defined edge (“SD EDGE”) solutions powered by our 5G WWAN portfolio that secures and prioritizes corporate network traffic; and intelligent edge and telematics solutions with built-in artificial intelligence (“AI”) technology, created to improve business outcomes. All of these products and solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These solutions support business applications such as enterprise networking, software-defined wide area network (“SD-WAN”) failover management, asset tracking, edge computing, artificial intelligence, fleet management, and other services.
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
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution. .

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
The demand environment for our 5G products during the three months ended March 31, 2023 was consistent with our expectations. However, we have recently experienced lower sales of LTE gigabit hotspots within IoT & Mobile Solutions as COVID-19 pandemic demand has eased. The macroeconomic environment continues to remain uncertain and the demand for our products in prior years may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net revenues. Net revenues for the three months ended March 31, 2023 were $50.8 million, compared to $61.4 million for the same period in 2022.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$43,627	$54,505	$(10,878)	(20.0)%
Enterprise SaaS Solutions	7,167	6,879	288	4.2
Total	$50,794	$61,384	$(10,590)	(17.3)
IoT & Mobile Solutions. The $10.9 million decrease in IoT & Mobile Solutions net revenues over the same period in 2022 is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as the COVID-19 pandemic demand eased, partially offset by sales of our second-generation and fourth-generation 5G hotspot related to our MiFi business (launched in later part of 2022) and subscriber growth in our Enterprise and Inseego Subscribe businesses.
Enterprise SaaS Solutions. The $0.3 million increase in Enterprise SaaS Solutions net revenues over the same period in 2022 is primarily due to increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2022.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2023 was $32.6 million, or 64.2% of net revenues, compared to $46.1 million, or 75.2% of net revenues, for the same period in 2022.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$29,662	$42,903	$(13,241)	(30.9)%
Enterprise SaaS Solutions	2,945	3,233	(288)	(8.9)
Total	$32,607	$46,136	$(13,529)	(29.3)
IoT & Mobile Solutions. The $13.2 million decrease in IoT & Mobile Solutions cost of net revenues over the same period in 2022 is primarily is a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. The $0.3 million decrease in Enterprise SaaS Solutions cost of net revenues over the same period in 2022 is primarily due to reduced costs associated with providing our recurring rental and subscription services.
Gross profit. Gross profit for the three months ended March 31, 2023 was $18.2 million, or a gross margin of 35.8%, compared to $15.2 million, or a gross margin of 24.8%, for the same period in 2022. The increase in gross profit is primarily due an increase in revenue from Enterprise SaaS Solutions as well as various initiatives to improve efficiencies in production.

Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$8,154	$18,560	$(10,406)	(56.1)%
Sales and marketing	6,646	9,773	(3,127)	(32.0)
General and administrative	6,045	8,238	(2,193)	(26.6)
Amortization of purchased intangible assets	429	444	(15)	(3.4)
Impairment of capitalized software	504	—	504	100.0
Total	$21,778	$37,015	$(15,237)	(41.2)
Research and development expenses. Research and development expenses for the three months ended March 31, 2023 were $8.2 million, or 16.1% of net revenues, compared to $18.6 million, or 30.2% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to net decrease in research and development costs as fewer new projects were undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2023 were $6.6 million, or 13.1% of net revenues, compared to $9.8 million, or 15.9% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower consulting costs and other sales personnel-related costs as a result of the decrease in overall sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2023 were $6.0 million, or 11.9% of net revenues, compared to $8.2 million, or 13.4% of net revenues, for the same period in 2022. The decrease in general and administrative expense was primarily due to decrease in share-based expense due to lower RSU bonus released during the three months ended March 31, 2023 compared to the same period in 2022.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended March 31,		Change
Other (expense) income	2023	2022	$	%
Loss on debt conversion and extinguishment, net	—	(450)	450	(100.0)%
Interest expense, net	$(1,997)	$(2,923)	$926	(31.7)
Other (expense) income, net	795	(405)	1,200	(296.3)
Total	$(1,202)	$(3,778)	$2,576	(68.2)
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net for the three months ended March 31, 2023 and 2022 was $0 and $0.5 million, respectively.
Interest expense, net. The $0.9 million decrease in interest expense over the same period in 2022 was primarily a result of certain 2022 Notes debt extinguishments related adjustments recorded in the prior period.
Other (expense) income, net. The $1.2 million increase in other income over the same period in 2022 is primarily due to foreign currency exchange gains in the current period.
Income tax provision (benefit). Income tax provision for the three months ended March 31, 2023 and 2022 was a provision of $0.3 million and a benefit of $0.3 million, respectively. This $0.6 million increase in income tax expense was driven by a marked increase in pre-tax profits at Inseego SA (Pty) Ltd (previously, C-track Holdings) for the current year period compared to a loss in the prior year period.

Series E preferred stock dividends. During the three months ended March 31, 2023 and 2022, we recorded dividends of $0.7 million and $0.7 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). There was minimal increase in preferred stock dividends for the period ended March 31, 2023.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and availability under our new revolving credit facility. As of March 31, 2023, we had available cash and cash equivalents totaling $8.7 million and $11.8 million of excess availability under our revolving credit facility. We also have an equity distribution agreement through which we may sell shares of our common stock, and as of March 31, 2023, there was approximately $9 million of cash remaining before underwriter fees and discounts that we may generate from such issuance.
We have a history of operating and net losses and overall usage of cash from operating and investing activities. Our management believes that our cash and cash equivalents, together with anticipated cash flows from operations, availability under our secured asset-backed revolving credit facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet our cash flow needs for the next twelve months from the filing date of this report. If events or circumstances occur such that we do not meet our operating plan as expected, or if we become obligated to pay unforeseen expenditures as a result of ongoing litigation, we may be required to raise capital, reduce planned research and development activities, incur restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives.
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
Revolving Credit Facility
On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Siena Lending Group LLC, as lender (“Lender”). The Credit Agreement established a $50.0 million secured asset-backed revolving credit facility (“Credit Facility”) with a final maturity date of December 31, 2024. On February 25, 2023, we entered into an amendment of the Credit Agreement (“Amended Credit Agreement”) with an effective date of December 15, 2022, which clarified certain terms within the Credit Agreement. Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately.
Borrowings under the Credit Facility may take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Amended Credit Agreement as the Term SOFR Reference Rate for a term of one month on the day) plus the Applicable Margin (as defined in the Amended Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans will bear interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.5% and (c) 3.50% per annum.
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

The Amended Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the financial covenants contained in the Amended Credit Agreement as of March 31, 2023.
As of March 31, 2023, we had outstanding borrowings of $4.5 million, a gross borrowing base of $16.3 million and excess availability of $11.8 million.

2025 Notes
On May 12, 2020, we completed a registered public offering of $100.0 million aggregate principal amount of our 3.5% convertible senior notes due 2025 (“the 2025 Notes”) and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.
As of March 31, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Equity Distribution Agreement
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. During the quarter ended March 31, 2023 the Company sold 858,098 shares of common stock, at an average price of $0.62 per share, for net proceeds of $0.5 million, after deducting underwriter fees and discounts. As of March 31, 2023, there were approximately $9 million of shares remaining available for sale under the ATM Offering.
Contractual Obligations and Commitments
Our material contractual obligations are as follows:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2023, our future payments under these noncancellable purchase obligations were approximately $53.4 million.
•$161,898 in outstanding principal amount of 2025 Notes with required interest payments;
•$4.5 million in outstanding borrowings under the revolving Credit Facility; and
•Operating lease liabilities that are included on our consolidated balance sheet; see Note 10. Leases.
There were no material changes in our other contractual obligations during the three months ended March 31, 2023.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$7,659	$(638)
Net cash used in investing activities	(2,504)	(3,890)
Net cash used in financing activities	(3,340)	(1,060)
Effect of exchange rates on cash	(272)	957
Net increase (decrease) in cash, cash equivalents and restricted cash	1,543	(4,631)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents, and restricted cash, end of period	$8,686	$45,181

Operating activities.
Net cash provided by operating activities for the three months ended March 31, 2023 is primarily comprised of a $5.1 million net loss incurred during the period, net cash used for working capital of $3.6 million, partially offset by non-cash charges, including depreciation and amortization of $5.4 million, share-based compensation expense of $1.8 million, and amortization of debt discount and debt issuance costs of $0.5 million.
Net cash used in operating activities for the same period in 2022 is primarily comprised of a $25.2 million net loss and a $0.6 million non-cash gain attributable to the fair value adjustment on derivative instruments. which was offset by net cash provided from working capital of $3.9 million, and non-cash charges, including depreciation and amortization of $7.2 million share-based compensation expense of $11.2 million, $1.7 million of amortization of debt issuance and discount costs and other non-cash adjustments.
Investing activities.
Net cash used in investing activities during the three months ended March 31, 2023 is primarily comprised of $2.4 million of cash outflows related to the development of software in support of our 5G products and services and $0.1 million of property, plant and equipment purchases.
Net cash used in investing activities during the same period in 2022 is primarily comprised of $3.1 million of cash outflows related to the development of software in support of our 5G products and services and $0.8 million of property, plant and equipment purchases.
Financing activities.
Net cash used in financing activities during the three months ended March 31, 2023 is primarily comprised of $3.4 million of cash outflow related to repayments of our revolving credit facility, partially offset by $0.5 million in proceeds from public offering.
Net cash used in financing activities for the same period in 2022 is primarily comprised of $1.0 million in principal repayments of financed assets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. The ongoing COVID-19 pandemic has increased the volatility of global financial markets, which may increase our foreign currency exchange risk.
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of both March 31, 2023 and December 31, 2022 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the carrying values that we report for these senior notes on our consolidated financial statements.
The 2025 Notes include an embedded derivative which was marked to fair value at both March 31, 2023 and December 31, 2022 of $0. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently, we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Part 1 Item 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our revolving credit facility. As of March 31, 2023, assuming our revolving credit facility was fully drawn up to the $16.3 million borrowing base, a 1% increase in interest rates would result in a $0.1 million change in annualized interest expense.
Inflation Risk

Inflation has increased during the period and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
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
For the three months ended March 31, 2023 and 2022, sales denominated in foreign currencies were approximately 14.9% and 14.2% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, British Pound Sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the three months ended March 31, 2023, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $756,831. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item  1.    Legal Proceedings.
We are, from time to time, party to various legal proceedings arising in the ordinary course of business. We are currently not party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.
Item  1A.    Risk Factors.
As of the date of this filing, except as discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 3, 2023. There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K, Form 10-Q, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.

On March 24, 2023, the Company received a written notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company's common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market.

Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Select Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until September 20, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to September 20, 2023.

If the Company does not regain compliance by September 20, 2023, the Company may be eligible for an additional grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Select Market until the completion of the appeal process.

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item  3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
On May 2, 2023, (1) South Ocean Funding, LLC and North Sound Ventures, LP (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Participation Interest”) from the Lender pursuant to a Participation Agreement between the Participants and the Lender (the “Participation Agreement”), and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum draw to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an exit fee upon the earlier of (a) the scheduled maturity date of the Credit Agreement, (b) the termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Agreement, and (c) the early redemption of the Participants’ Participation Interest under the Participation Agreement (the earliest to occur of the foregoing, the “Exit Event”). The aggregate exit fee payable to the Participants is equal to (i) 7.5% of the Participation Interest, if the Exit Event occurs on or before December 31, 2023, (ii) 10.0% of the Participation interest, if the Exit Event occurs between January 1, 2024 and June 30, 2024 and (iii) 12.5% of the Participation Interest, if the Exit Events occurs after June 30, 2024. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of the date hereof, each of Golden Harbor, Ltd. and North Sound Management, Inc. hold in excess of 5% of the Company’s outstanding common stock. James Avery, a member of our Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of South Ocean Funding, LLC.

The foregoing summary is qualified in its entirety by the complete text of the Amendment to Loan and Security
Agreement and the Exit Fee Letter Agreement, filed as Exhibits 10.2 and 10.3, respectively, to this Form 10-Q.

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

10.1
Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 10-K, filed on May 3, 2023)

10.2
Amendment, dated as of May 2, 2023, to Loan and Security Agreement, dated as of August 5, 2022 as amended by that certain First Amendment to Loan and Security Agreement dated as of December 15, 2022, as amended by that certain Second Amendment to Loan and Security Agreement dated as of April 28, 2023 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

10.3	Exit Fee Letter Agreement, dated May 2, 2023, between Inseego Wireless, Inc., South Ocean Funding, LLC, and North Sound Ventures, LP.
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2023	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer