Form 10-Q
period 2023-06-30
INSEEGO CORP.
filed 2023-08-03
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 28, 2023, was 116,873,019.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,165	$7,143
Accounts receivable, net of provision for credit losses of $761 and $541, respectively	25,203	25,259
Inventories	30,522	37,976
Prepaid expenses and other	7,581	7,978
Total current assets	78,471	78,356
Property, plant and equipment, net of accumulated depreciation of $27,555 and $26,049, respectively	4,091	5,390
Rental assets, net of accumulated depreciation of $7,047 and $5,484, respectively	5,222	4,816
Intangible assets, net of accumulated amortization of $40,736 and $31,629, respectively	37,302	41,383
Goodwill	21,922	21,922
Right-of-use assets	6,229	6,662
Other assets	451	488
Total assets	$153,688	$159,017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,212	$29,018
Accrued expenses and other current liabilities	21,343	27,945
Total current liabilities	55,555	56,963
Long-term liabilities:
2025 Notes, net	159,169	158,427
Revolving credit facility, net	2,554	6,919
Deferred tax liabilities, net	279	323
Other long-term liabilities	6,946	6,503
Total liabilities	224,503	229,135
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 116,870,194 and 108,468,150 shares issued and outstanding, respectively	117	108
Additional paid-in capital	805,177	793,855
Accumulated other comprehensive loss	(6,855)	(6,329)
Accumulated deficit	(869,254)	(857,752)
Total stockholders’ deficit	(70,815)	(70,118)
Total liabilities and stockholders’ deficit	$153,688	$159,017
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
IoT & Mobile Solutions	$46,383	$54,990	$90,010	$109,495
Enterprise SaaS Solutions	7,174	6,866	14,341	13,745
Total net revenues	53,557	61,856	104,351	123,240
Cost of net revenues:
IoT & Mobile Solutions	31,789	40,694	61,451	83,597
Enterprise SaaS Solutions	2,872	3,270	5,817	6,503
Total cost of net revenues	34,661	43,964	67,268	90,100
Gross profit	18,896	17,892	37,083	33,140
Operating costs and expenses:
Research and development	10,022	13,619	18,176	32,179
Sales and marketing	5,974	7,721	12,620	17,494
General and administrative	5,752	6,142	11,797	14,380
Amortization of purchased intangible assets	424	443	853	887
Impairment of capitalized software	—	—	504	—
Total operating costs and expenses	22,172	27,925	43,950	64,940
Operating loss	(3,276)	(10,033)	(6,867)	(31,800)
Other (expense) income:
Loss on debt conversion and extinguishment, net	—	—	—	(450)
Interest expense, net	(2,014)	(1,664)	(4,011)	(4,587)
Other income (expense), net	658	(982)	1,453	(1,387)
Total other expense	(1,356)	(2,646)	(2,558)	(6,424)
Loss before income taxes	(4,632)	(12,679)	(9,425)	(38,224)
Income tax provision (benefit)	304	(303)	616	(625)
Net loss	(4,936)	(12,376)	(10,041)	(37,599)
Series E preferred stock dividends	(739)	(677)	(1,462)	(1,338)
Net loss attributable to common stockholders	$(5,675)	$(13,053)	$(11,503)	$(38,937)
Per share data:
Net loss per common share:
Basic and diluted	$(0.05)	$(0.12)	$(0.10)	$(0.37)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	111,080,287	107,511,660	109,847,937	106,585,684
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,936)	$(12,376)	$(10,041)	$(37,599)
Foreign currency translation adjustment	(619)	536	(525)	3,434
Total comprehensive loss	$(5,555)	$(11,840)	$(10,566)	$(34,165)
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit [1]	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) 1
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	25	$—	107,389	$107	$784,267	$(812,931)	$(5,633)	$(34,190)
Net loss	—	—	—	—	—	(12,376)	—	(12,376)
Foreign currency translation adjustment	—	—	—	—	—	—	536	536
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	—	—	—	—
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	256	1	74	—	—	75
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(22)	—	—	(22)
Share-based compensation	—	—	—	—	2,287	—	—	2,287
Series E preferred stock dividends	—	—	—	—	677	(677)	—	—
Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$(43,690)

Balance, March 31, 2023	25	$—	109,372	$109	$796,981	$(863,578)	$(6,236)	$(72,724)
Net loss	—	—	—	—	—	(4,936)	—	(4,936)
Foreign currency translation adjustment	—	—	—	—	—	—	(619)	(619)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	320	—	(1)	—	—	(1)
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(27)	—	—	(27)
Issuance of common shares in connection with a public offering	—	—	7,178	8	5,521	—	—	5,529
Share-based compensation	—	—	—	—	1,964	—	—	1,964
Series E preferred stock dividends	—	—	—	—	739	(739)	—	—
Balance, June 30, 2023	25	$—	116,870	$117	$805,177	$(869,254)	$(6,855)	$(70,815)
1 Rounding may impact summation of amounts.
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital [1]	Accumulated Deficit [1]	Accumulated Other Comprehensive Income (Loss) [1]	Total Stockholders’ Equity (Deficit) [1]
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	25	$—	105,381	$105	$770,619	$(787,047)	$(8,531)	$(24,854)
Net loss	—	—	—	—	—	(37,599)	—	(37,599)
Foreign currency translation adjustment	—	—	—	—	—	—	3,434	3,434
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,728	—	—	1,728
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,269	3	148	—	—	151
Taxes withheld on net settled vesting of restricted stock units	—	—	(5)	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	13,486	—	—	13,486
Series E preferred stock dividends	—	—	—	—	1,338	(1,338)	—	—
Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$(43,690)

Balance, December 31, 2022	25	$—	108,468	$108	$793,855	$(857,752)	$(6,329)	$(70,118)
Net loss	—	—	—	—	—	(10,041)	—	(10,041)
Foreign currency translation adjustment	—	—	—	—	—	—	(525)	(525)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	366	—	96	—	—	96
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(48)	—	—	(48)
Issuance of common shares in connection with a public offering	—	—	8,036	9	6,049	—	—	6,058
Share-based compensation	—	—	—	—	3,762	—	—	3,762
Series E preferred stock dividends	—	—	—	—	1,462	(1,462)	—	—
Balance, June 30, 2023	25	$—	116,870	$117	$805,177	$(869,254)	$(6,855)	$(70,815)
1 Rounding may impact summation of amounts.

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,041)	$(37,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,819	13,955
Provision for (recoveries of) credit losses	244	(15)
Impairment of capitalized software	504	—
Provision for excess and obsolete inventory	310	896
Share-based compensation expense	3,762	13,486
Amortization of debt discount and debt issuance costs	977	2,022
Fair value adjustment on derivative instrument	—	(902)
Loss on debt conversion and extinguishment, net	—	450
Deferred income taxes	95	(96)
Right-of-use assets	(255)	1,070
Right-of-use asset impairment	469	—
Changes in assets and liabilities:
Accounts receivable	233	5,239
Inventories	6,172	(10,148)
Prepaid expenses and other assets	470	3,100
Accounts payable	5,106	(6,207)
Accrued expenses, income taxes, and other	(6,384)	(1,740)
Operating lease liabilities	198	(1,109)
Net cash provided by (used in) operating activities	12,679	(17,598)
Cash flows from investing activities:
Purchases of property, plant and equipment	(161)	(1,059)
Additions to capitalized software development costs	(4,441)	(6,222)
Net cash used in investing activities	(4,602)	(7,281)
Cash flows from financing activities:
Net borrowing (repayment) of bank and overdraft facilities	79	(139)
Principal payments under finance lease obligations	—	(62)
Proceeds from a public offering	6,059	—
Principal payments on financed assets	(360)	(1,231)
Repayments on revolving credit facility	(4,598)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	47	115
Net cash provided by (used in) financing activities	1,227	(1,317)
Effect of exchange rates on cash	(1,282)	744
Net increase (decrease) in cash, cash equivalents and restricted cash	8,022	(25,452)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents and restricted cash, end of period	$15,165	$24,360
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,864	$2,631
Income taxes	$152	$26

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$665	$134
Capital expenditures financed through accounts payable or accrued liabilities	$4,312	$3,228
Right-of-use assets obtained in exchange for operating leases liabilities	$833	$158

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements contained herein have been prepared by Inseego Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of June 30, 2023, and for the six months ended June 30, 2023, and June 30, 2022, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2022, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest shareholders’ annual report (“Form 10-K”).
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
Liquidity
As of June 30, 2023, the Company had available cash and cash equivalents totaling $15.2 million and $14.2 million of excess availability under its secured asset-backed revolving credit facility. See Note 4, Debt, for more information on this credit facility.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, availability under its secured asset-backed revolving credit facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. To the extent that additional liquidity may be needed, the Company may issue up to $3.5 million (balance as of June 30, 2023; $9.5 million as of December 31, 2022) in equivalent shares of the Company’s common stock available, pursuant to a shelf-registration statement filed with the SEC on May 7, 2020 and amended from time to time. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the condensed consolidated statements of operations. There are no cash equivalents as of December 31, 2022 and as of June 30, 2023. Restricted cash held in escrow as of December 31, 2021 was released during the third quarter of 2022 and we no longer have any restricted cash on our balance sheet as of June 30, 2023. Restricted cash as of June 30, 2022 was $3.3 million.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of 2022 and there was no impact to the condensed consolidated financial statements.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company adopted the ASU in the first quarter of 2022 and there was no impact to the condensed consolidated financial statements.
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

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$19,893	$31,153
Raw materials and components	10,629	6,823
Total inventories	$30,522	$37,976
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	June 30, 2023 [1]	December 31, 2022
Rebate receivables	$1,789	$2,038
Receivables from contract manufacturers	2,374	3,561
Software licenses	1,244	772
Deposits	713	829
Financed assets	889	—
Other	573	778
Total prepaid expenses and other	$7,581	$7,978
1Rounding may impact summation of amounts.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Royalties	$928	$992
Payroll and related expenses	4,788	8,873
Warranty obligations	480	480
Professional fees	549	738
Accrued interest	1,060	1,112
Deferred revenue	4,478	5,060
Customer advances	—	2,828
Operating lease liabilities	2,006	1,759
Accrued contract manufacturing liabilities	690	1,416
Value added tax payables	485	449
Other	5,879	4,238
Total accrued expenses and other current liabilities	$21,343	$27,945

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
The Company’s financial instruments measured at fair value were $0 and less than $0.1 million as of June 30, 2023 and December 31, 2022 respectively.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	June 30, 2023	December 31, 2022
Volatility	60%	50%
Stock price	$0.64 per share	$0.84 per share
Credit spread	39.11%	56.52%
Term	1.84 years	2.34 years
Dividend yield	—%	—%
Risk-free rate	4.96%	4.35%

There was no material change in the fair value of the interest make-whole liability for both the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recorded a $0.3 million and $0.9 million gain, respectively, as a result of the change in the fair value of the interest make-whole liability.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company reviews the fair value hierarchy classification of its financial instruments measured at fair value each reporting period. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2023 or 2022.

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 3.25% convertible senior notes due 2025 (the “2025 Notes”, see “Note 4, Debt”). The 2025 Notes are carried at amortized cost, adjusted for changes in the fair value of the embedded derivative.
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
As of June 30, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties. As of both June 30, 2023 and December 31, 2022, accrued interest due of $0.9 million, was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal	$161,898	$161,898
Add: fair value of embedded derivative	$—	$—
Less: unamortized debt discount	$(1,520)	$(1,933)
Less: unamortized issuance costs	$(1,209)	$(1,538)
Net carrying amount	$159,169	$158,427

The effective interest rate on the liability component of the 2025 Notes was 4.23% and 4.18% for the three months ended June 30, 2023 and 2022, respectively, and 4.25% and 4.20% for the six months ended June 30, 2023 and 2022, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,315	$1,315	$2,631	$2,631
Amortization of debt discount	$207	$207	$414	$414
Amortization of debt issuance costs	$165	$165	$329	$330
Total interest expense	$1,687	$1,687	$3,374	$3,375

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
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which the Company’s borrowing base is calculated and that exclusion would have resulted in a violation of the Liquidity Covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement, (the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and also “Eligible Inventory”. The Amendment was entered into on February 25, 2023 with an effective date of December 15, 2022. The Company was in compliance with the financial covenants of the Amended Credit Agreement as of June 30, 2023.

Upon execution of the Credit Agreement, the Company paid $1.1 million of debt issuance costs, which will be amortized to interest expense throughout the term of the agreement. As of June 30, 2023, the Company had outstanding borrowings of $3.3 million, a gross borrowing base of $17.5 million and excess availability of $14.2 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the principal amount outstanding and interest expense for the periods (in thousands):

	June 30, 2023	December 31, 2022
Principal	$3,253	$7,851
Less: unamortized issuance costs	$(699)	$(932)
Net carrying amount	$2,554	$6,919
The effective interest rate of the Credit Facility was 28.5%, which includes 14.5% related to amortization of original issuance costs, for the six months ended June 30, 2023.
The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

Six Months Ended June 30, 2023
Contractual interest expense	$223
Amortization of debt issuance costs	$233
Total interest expense	$456

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

5. Share-based Compensation
During the six months ended June 30, 2023 and 2022 , the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 7,474,326 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 [1]	2022	2023 [1]	2022
Cost of revenues	$223	$259	406	$1,674
Research and development	445	428	693	4,498
Sales and marketing	390	554	719	2,597
General and administrative	907	1,046	1,945	4,717
Total	$1,964	$2,287	$3,762	$13,486
1Rounding may impact summation of amounts.

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
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

Outstanding — December 31, 2022	8,132,959
Granted	128,250
Canceled	(886,833)
Outstanding — June 30, 2023	7,374,376
Exercisable — June 30, 2023	5,518,502
At June 30, 2023, total unrecognized compensation expense related to stock options was $5.5 million, which is expected to be recognized over a weighted-average period of 2.42 years.
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
The following table summarizes the Company’s RSU activity (including above retention RSUs) for the six months ended June 30, 2023:

Non-vested — December 31, 2022	1,178,370
Granted	2,235,890
Vested	(105,015)
Forfeited	(120,109)
Non-vested — June 30, 2023	3,189,136
At June 30, 2023, total unrecognized compensation expense related to RSUs was $3.6 million, which is expected to be recognized over a weighted-average period of 0.82 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(5,675)	$(13,053)	$(11,503)	$(38,937)
Weighted-average common shares outstanding	111,080,287	107,511,660	109,847,937	106,585,684
Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.10)	$(0.37)
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023 [1]	2022	2023 [1]	2022
2025 Notes	14,090	14,341	14,090	14,341
Non-qualified stock options	7,404	8,693	7,581	8,521
Restricted stock units	2,574	1,443	1,894	1,433
Employee stock purchase plan	3,190	355	3,190	355
Total	27,259	24,832	26,756	24,650
1Rounding may impact summation of amounts.
7. Public Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts, and other offering fees, pursuant to the ATM Offering. There were no ATM transactions in 2022. In March 2023, the Company’s Board of Directors approved the issuance of up to the remaining $9.5 million worth of shares under this ATM Offering. For the quarter ended March 31, 2023 the Company sold 858,098 shares of common stock, at an average price of $0.62 per share, for net proceeds of $0.5 million, after deducting underwriter fees and discounts. During the six months ended June 30, 2023 the Company sold 8,035,959 shares of common stock, at an average price of $0.75 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. As of March 31, 2023 and June 30, 2023, there were approximately $9 million and $3.5 million, respectively, of shares remaining available for sale under this ATM Offering.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States and Canada	$46,072	$52,826	$89,277	$105,468
Europe	$5,956	$7,602	$11,942	$13,222
Australia (a)	$1,450	$148	$3,048	$398
Other	$79	$1,280	$84	$4,152
Total	$53,557	$61,856	$104,351	$123,240
(a) Prior period was reclassified to conform to current period presentation.
Concentrations of Credit Risk
For the three months ended June 30, 2023, two customers accounted for 25.9% and 33.2% of net revenues, respectively. For the three months ended June 30, 2022, two customers accounted for 31.4% and 40.9%, respectively, of net revenues.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2023, two customers accounted for 28.4% and 30% of net revenues, respectively. For the six months ended June 30, 2022, two customers accounted for 34.3% and 40.4%, respectively, of net revenues.
As of June 30, 2023, three customers accounted for 39.5%, 22.2% and 12% of accounts receivable, net, respectively. As of December 31, 2022, two customers accounted for 37.4% and 21.9% of accounts receivable, net, respectively.

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of June 30, 2023, future payments under these noncancellable purchase obligations were approximately $49.7 million.
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
10. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating right-of-use assets, net	Right-of-use assets	$6,229	$6,662

Current operating lease liabilities	Accrued expenses and other current liabilities	$2,006	$1,759
Non-current operating lease liabilities	Other long-term liabilities	5,498	5,903
Total operating lease liabilities		$7,504	$7,662

Weighted-average remaining lease term (in years)		4.5	4.1
Weighted-average discount rate		9.0%	9.0%
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease costs included in operating costs and expenses	$582	$590	$1,174	$1,200

Supplemental cash flow information related to leases was as follows (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating cash flows related to operating leases	$607	$617	$1,231	$1,239
Operating right-of-use assets obtained in exchange for lease liabilities	$783	$79	$833	$158
Future minimum payments under operating leases were as follows as of June 30, 2023 (in thousands):

2023 (remainder)	$1,159
2024	2,252
2025	1,885
2026	1,841
2027	1,258
2028	147
Thereafter	717
Total minimum operating lease payments	$9,259
Less: amounts representing interest	(1,755)
Present value of net minimum operating lease payments	7,504
Less: current portion	(2,006)
Long-term portion of operating lease obligations	$5,498

Sublease of operating lease
The Company subleased one of its leased properties in San Diego effective June 2023 for total sublease rental payments of $1.2 million over 4.25 years, without a change to nor relief from current obligations under the original lease agreement which the Company continued accounting as an operating lease. Sublease income earned on a straight-line basis amounted to less than $0.1 million for the three and six months ended June 30, 2023 and is included under other income (expense) in the condensed consolidated statements of operations.
Further, the associated lease cost for the term of the sublease, which is equal to the remaining term of the original lease, exceeded the anticipated sublease income for the same period. The Company treated this as an indicator that the carrying amount of the right-of-use asset associated with the original lease may not be recoverable. As a result, the Company tested the related right-of-use asset for recoverability and determined that the carrying amount of the lease was not recoverable as it exceeded its fair value. Accordingly, an impairment loss of approximately $0.5 million was determined as the difference between the $1.5 million carrying value of the right-of-use asset and the $1.0 million fair value. The fair value of the right-of-use asset for the original lease was determined based on the net present value of the total future cash flows from the related sublease agreement as of June 2, 2023 (sublease commencement date), using a 9% marketable discount rate that considers the amount and term of the sublease.

11. Income Taxes
The Company’s income tax provision was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to a tax benefit of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax provisions for the three and six months ended June 30, 2023 and tax benefits for the three and six months ended June 30, 2022 were largely driven by the Company’s foreign subsidiaries which had unrealized foreign currency gains and improved profitability during the three and six months ended June 30, 2023 compared to significant unrealized foreign currency losses during the three and six months ended June 30, 2022.

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
The demand environment for our 5G products during the three and six months ended June 30, 2023 was consistent with our expectations. However, we have recently experienced lower sales of LTE gigabit hotspots within IoT & Mobile Solutions as COVID-19 pandemic demand has eased. The macroeconomic environment continues to remain uncertain and the demand for our products in prior years may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net revenues. Net revenues for the three months ended June 30, 2023 were $53.6 million, compared to $61.9 million for the same period in 2022.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$46,383	$54,990	$(8,607)	(15.7)%
Enterprise SaaS Solutions	7,174	6,866	308	4.5
Total	$53,557	$61,856	$(8,299)	(13.4)
IoT & Mobile Solutions. The $8.6 million decrease in IoT & Mobile Solutions net revenues over the same period in 2022 is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as the COVID-19 pandemic demand eased, partially offset by sales of our second-generation and fourth-generation 5G hotspot related to our MiFi business (launched in later part of 2022).
Enterprise SaaS Solutions. The $0.3 million increase in Enterprise SaaS Solutions net revenues over the same period in 2022 is primarily due to increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2022.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2023 was $34.7 million, or 64.7% of net revenues, compared to $44.0 million, or 71.1% of net revenues, for the same period in 2022.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$31,789	$40,694	$(8,905)	(21.9)%
Enterprise SaaS Solutions	2,872	3,270	(398)	(12.2)
Total	$34,661	$43,964	$(9,303)	(21.2)
IoT & Mobile Solutions. The $8.9 million decrease in IoT & Mobile Solutions cost of net revenues over the same period in 2022 is primarily a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. The $0.4 million decrease in Enterprise SaaS Solutions cost of net revenues over the same period in 2022 is primarily due to reduced costs associated with providing our recurring rental and subscription services.
Gross profit. Gross profit for the three months ended June 30, 2023 was $18.9 million, or a gross margin of 35.3%, compared to $17.9 million, or a gross margin of 28.9%, for the same period in 2022. The increase in gross profit is primarily due to increase in revenue from Enterprise SaaS Solutions, reduced costs associated with providing our recurring rental and subscription services, and various initiatives to improve efficiencies in production.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$10,022	$13,619	$(3,597)	(26.4)%
Sales and marketing	5,974	7,721	(1,747)	(22.6)
General and administrative	5,752	6,142	(390)	(6.3)
Amortization of purchased intangible assets	424	443	(19)	(4.3)
Total	$22,172	$27,925	$(5,753)	(20.6)
Research and development expenses. Research and development expenses for the three months ended June 30, 2023 were $10.0 million, or 18.7% of net revenues, compared to $13.6 million, or 22.0% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to fewer new projects undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2023 were $6.0 million, or 11.2% of net revenues, compared to $7.7 million, or 12.5% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower consulting costs and reduction in sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2023 were $5.8 million, or 10.7% of net revenues, compared to $6.1 million, or 9.9% of net revenues, for the same period in 2022. The decrease in general and administrative expense was primarily due to decrease in share-based expense due to lower RSU bonus released during the three months ended June 30, 2023 compared to the same period in 2022.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the three months ended June 30, 2023 and 2022 was $0.4 million.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended June 30,		Change
Other (expense) income	2023	2022	$	%
Interest expense, net	$(2,014)	$(1,664)	$(350)	21.0
Other (expense) income, net	658	(982)	1,640	(167.0)
Total	$(1,356)	$(2,646)	$1,290	(48.8)
Interest expense, net. The $0.4 million increase in interest expense, net over the same period in 2022 was primarily due to the Credit Agreement (as defined below) which commenced in the second half of 2022.
Other (expense) income, net. The $1.6 million increase in other income, net over the same period in 2022 is primarily due to foreign currency exchange gains in the current period.
Income tax provision (benefit). Income tax provision for the three months ended June 30, 2023 and 2022 was a provision of $0.3 million and a benefit of $0.3 million, respectively. This $0.6 million increase in income tax expense was driven by an increase in pre-tax profits at certain foreign subsidiaries for the current year period compared to a loss in the prior year period.

Series E preferred stock dividends. During each of the three months ended June 30, 2023 and 2022, we recorded dividends of $0.7 million, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net revenues. Net revenues for the six months ended June 30, 2023 were $104.4 million, compared to $123.2 million for the same period in 2022.
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30, 2023		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$90,010	$109,495	$(19,485)	(17.8)%
Enterprise SaaS Solutions	14,341	13,745	596	4.3
Total	$104,351	$123,240	$(18,889)	(15.3)
IoT & Mobile Solutions. The $19.5 million decrease in IoT & Mobile Solutions net revenues over the same period in 2022 is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as the COVID-19 pandemic demand eased, partially offset by sales of our second-generation and fourth-generation 5G hotspot related to our MiFi business (launched in later part of 2022), sales from our expanding Enterprise FWA business and subscriber growth in our Enterprise and Inseego Subscribe businesses.
Enterprise SaaS Solutions. The $0.6 million increase in Enterprise SaaS Solutions net revenues over the same period in 2022 is primarily due to increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2022.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2023 was $67.3 million, or 64.5% of net revenues, compared to $90.1 million, or 73.1% of net revenues, for the same period in 2022.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Six Months Ended June 30, 2023		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$61,451	$83,597	$(22,146)	(26.5)%
Enterprise SaaS Solutions	5,817	6,503	(686)	(10.5)
Total	$67,268	$90,100	$(22,832)	(25.3)
IoT & Mobile Solutions. The $22.1 million decrease in IoT & Mobile Solutions cost of net revenues over the same period in 2022 is primarily is a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. The $0.7 million decrease in Enterprise SaaS Solutions cost of net revenues over the same period in 2022 is primarily due to reduced costs associated with providing our recurring rental and subscription services.
Gross profit. Gross profit for the six months ended June 30, 2023 was $37.1 million, or a gross margin of 35.5%, compared to $33.1 million, or a gross margin of 26.9%, for the same period in 2022. The increase in gross profit is primarily due to increase in revenue from Enterprise SaaS Solutions, reduced costs associated with providing our recurring rental and subscription services, and various initiatives to improve efficiencies in production.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30, 2023		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$18,176	$32,179	$(14,003)	(43.5)%
Sales and marketing	12,620	17,494	(4,874)	(27.9)
General and administrative	11,797	14,380	(2,583)	(18.0)
Amortization of purchased intangible assets	853	887	(34)	(3.8)
Impairment of capitalized software	504	—	504	n/a
Total	$43,950	$64,940	$(20,990)	(32.3)

Research and development expenses. Research and development expenses for the six months ended June 30, 2023 were $18.2 million, or 17.4% of net revenues, compared to $32.2 million, or 26.1% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to fewer new projects undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2023 were $12.6 million, or 12.1% of net revenues, compared to $17.5 million, or 14.2% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower consulting costs and reduction in sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2023 were $11.8 million, or 11.3% of net revenues, compared to $14.4 million, or 11.7% of net revenues, for the same period in 2022. The decrease in general and administrative expense was primarily due to decrease in share-based expense due to lower RSU bonus released during the six months ended June 30, 2023 compared to the same period in 2022.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the six months ended June 30, 2023 and 2022 was $0.9 million.
Impairment of capitalized software. Impairment of capitalized software for the six months ended June 30, 2023 and 2022 was $0.5 million and $0, respectively. The impairment was primarily due to lower sales demand for one of our products.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Six Months Ended June 30, 2023		Change
Other (expense) income	2023	2022	$	%
Loss on debt conversion and extinguishment, net	—	(450)	450	(100.0)%
Interest expense, net	$(4,011)	$(4,587)	$576	(12.6)
Other (expense) income, net	1,453	(1,387)	2,840	(204.8)
Total	$(2,558)	$(6,424)	$3,866	(60.2)
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net for the six months ended June 30, 2023 and 2022 was $0 and $0.5 million, respectively. This was a non-recurring event in 2022.
Interest expense, net. The $0.6 million decrease in interest expense, net over the same period in 2022 was primarily a result of certain 2022 Notes debt extinguishments related adjustments, offset by loan interest incurred under the Credit Agreement (as defined below), recorded in the prior period.
Other (expense) income, net. The $2.8 million increase in other income, net over the same period in 2022 is primarily due to favorable changes in foreign exchange rates in the current period.
Income tax provision (benefit). Income tax provision for the six months ended June 30, 2023 and 2022 was a provision of $0.6 million and a benefit of $0.6 million, respectively. This $1.2 million increase in income tax expense was driven by an increase in pre-tax profits at certain foreign subsidiaries for the current year period compared to a loss in the prior year period.

Series E preferred stock dividends. During the six months ended June 30, 2023 and 2022, we recorded dividends of $1.5 million and $1.3 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and availability under our new revolving credit facility. As of June 30, 2023, we had available cash and cash equivalents totaling $15.2 million and $14.2 million of excess availability under our revolving credit facility. We also have an equity distribution agreement through which we may sell shares of our common stock, and as of June 30, 2023, there was approximately $3.5 million of cash remaining before underwriter fees and discounts that we may generate from such issuance.
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
Revolving Credit Facility
On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Siena Lending Group LLC, as lender (“Lender”). The Credit Agreement established a $50.0 million secured asset-backed revolving credit facility (“Credit Facility”) with a final maturity date of December 31, 2024. On February 25, 2023, we entered into an amendment of the Credit Agreement with an effective date of December 15, 2022, which clarified certain terms within the Credit Agreement. On May 2, 2023, we entered into a third amendment of the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum draw to $8.5 million, and modified certain covenants (as so amended, the “Amended Credit Agreement”). Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Amended Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately.
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
The Amended Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the financial covenants contained in the Amended Credit Agreement as of June 30, 2023.
As of June 30, 2023, we had outstanding borrowings of $3.3 million, a gross borrowing base of $17.5 million and excess availability of $14.2 million.

2025 Notes
On May 12, 2020, we completed a registered public offering of $100.0 million aggregate principal amount of our 3.5% convertible senior notes due 2025 (the “2025 Notes”) and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.
As of June 30, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.

Equity Distribution Agreement
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. During the six months ended June 30, 2023 the Company sold 8,035,959 shares of common stock, at an average price of $0.75 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. As of June 30, 2023, there were approximately $3.5 million of equivalent shares remaining available for sale under the ATM Offering.
Contractual Obligations and Commitments
Our material contractual obligations are as follows:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2023, our future payments under these noncancellable purchase obligations were approximately $49.7 million.
•$161,898 in outstanding principal amount of 2025 Notes with required interest payments;
•$3.3 million in outstanding borrowings under the revolving Credit Facility; and
•Operating lease liabilities that are included on our consolidated balance sheet; see Note 10. Leases.
There were no material changes in our other contractual obligations during the three months ended June 30, 2023.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$12,679	$(17,598)
Net cash used in investing activities	(4,602)	(7,281)
Net cash provided by (used in) financing activities	1,227	(1,317)
Effect of exchange rates on cash	(1,282)	744
Net increase (decrease) in cash, cash equivalents and restricted cash	8,022	(25,452)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents, and restricted cash, end of period	$15,165	$24,360
Operating activities.
Net cash provided by operating activities for the six months ended June 30, 2023 is primarily comprised of a $10.0 million net loss incurred during the period, net cash used for working capital of $5.8 million, partially offset by non-cash charges, including depreciation and amortization of $10.8 million, share-based compensation expense of $3.8 million, and amortization of debt discount and debt issuance costs of $1.0 million.
Net cash used in operating activities for the same period in 2022 is primarily comprised of a $37.6 million net loss and a $0.9 million non-cash gain attributable to the fair value adjustment on derivative instruments, which was offset by net cash provided from working capital of $10.9 million, and non-cash charges, including depreciation and amortization of $14.0 million share-based compensation expense of $13.5 million, $2.0 million of amortization of debt issuance and discount costs and other non-cash adjustments.
Investing activities.
Net cash used in investing activities during the six months ended June 30, 2023 is primarily comprised of $4.4 million of cash outflows related to the development of software in support of our 5G products and services and $0.2 million of property, plant and equipment purchases.

Net cash used in investing activities during the same period in 2022 is primarily comprised of $6.2 million of cash outflows related to the development of software in support of our 5G products and services and $1.1 million of property, plant and equipment purchases.
Financing activities.
Net cash provided by financing activities during the six months ended June 30, 2023 is primarily comprised of $6.1 million in proceeds from public offering, partially offset by $4.6 million of cash outflow related to repayments of our revolving credit facility.
Net cash used in financing activities for the same period in 2022 is primarily comprised of $1.2 million in principal repayments of financed assets.

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
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of both June 30, 2023 and December 31, 2022 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the carrying values that we report for these senior notes on our consolidated financial statements.
The 2025 Notes include an embedded derivative which was marked to fair value at both June 30, 2023 and December 31, 2022 of $0. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently, we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Part 1 Item 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our revolving credit facility. As of June 30, 2023, assuming our revolving credit facility was fully drawn up to the $17.5 million borrowing base, a 1% increase in interest rates would result in a $0.2 million change in annualized interest expense.
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
For both the six months ended June 30, 2023 and 2022, sales denominated in foreign currencies were approximately 14.4% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, British Pound Sterling, Euro,

and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the six months ended June 30, 2023, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $1.5 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 10-K, filed on March 3, 2023)

10.2
Amendment, dated as of May 2, 2023, to Loan and Security Agreement, dated as of August 5, 2022 as amended by that certain First Amendment to Loan and Security Agreement dated as of December 15, 2022, as amended by that certain Second Amendment to Loan and Security Agreement dated as of April 28, 2023 (as may be further amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, filed on May 3, 2023)..

10.3
Exit Fee Letter Agreement, dated May 2, 2023, between Inseego Wireless, Inc., South Ocean Funding, LLC, and North Sound Ventures, LP. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, filed on May 3, 2023).

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

Date: August 3, 2023	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer