Form 10-Q
period 2023-09-30
INSEEGO CORP.
filed 2023-11-03
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 30, 2023, was 117,031,701.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,946	$7,143
Accounts receivable, net of provision for credit losses of $1,101 and $541, respectively	17,435	25,259
Inventories	21,916	37,976
Prepaid expenses and other	5,562	7,978
Total current assets	63,859	78,356
Property, plant and equipment, net of accumulated depreciation of $28,240 and $26,049, respectively	3,597	5,390
Rental assets, net of accumulated depreciation of $5,037 and $5,484, respectively	5,037	4,816
Intangible assets, net of accumulated amortization of $42,138 and $31,629, respectively	35,057	41,383
Goodwill	21,922	21,922
Right-of-use assets	5,819	6,662
Other assets	1,464	488
Total assets	$136,755	$159,017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,980	$29,018
Accrued expenses and other current liabilities	28,917	27,945
Total current liabilities	59,897	56,963
Long-term liabilities:
2025 Notes, net	159,541	158,427
Revolving credit facility, net	—	6,919
Deferred tax liabilities, net	278	323
Other long-term liabilities	7,822	6,503
Total liabilities	227,538	229,135
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 117,024,709 and 108,468,150 shares issued and outstanding, respectively	117	108
Additional paid-in capital	808,203	793,855
Accumulated other comprehensive loss	(7,288)	(6,329)
Accumulated deficit	(891,815)	(857,752)
Total stockholders’ deficit	(90,783)	(70,118)
Total liabilities and stockholders’ deficit	$136,755	$159,017
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
IoT & Mobile Solutions	$41,357	$62,633	$131,367	$172,129
Enterprise SaaS Solutions	7,226	6,534	21,567	20,279
Total net revenues	48,583	69,167	152,934	192,408
Cost of net revenues:
IoT & Mobile Solutions	43,560	48,209	105,011	131,805
Enterprise SaaS Solutions	3,128	3,002	8,945	9,505
Total cost of net revenues	46,688	51,211	113,956	141,310
Gross profit	1,895	17,956	38,978	51,098
Operating costs and expenses:
Research and development	8,951	15,417	27,127	47,597
Sales and marketing	5,355	8,295	17,975	25,789
General and administrative	4,906	5,720	16,703	20,101
Amortization of purchased intangible assets	424	433	1,277	1,319
Write-down of capitalized software	611	—	1,115	—
Total operating costs and expenses	20,247	29,865	64,197	94,806
Operating loss	(18,352)	(11,909)	(25,219)	(43,708)
Other (expense) income:
Loss on debt conversion and extinguishment, net	—	—	—	(450)
Interest expense, net	(2,891)	(2,034)	(6,902)	(6,621)
Other (expense) income, net	(578)	(1,758)	875	(3,145)
Total other expense	(3,469)	(3,792)	(6,027)	(10,216)
Loss before income taxes	(21,821)	(15,701)	(31,246)	(53,924)
Income tax (benefit) provision	(16)	42	600	(582)
Net loss	(21,805)	(15,743)	(31,846)	(53,342)
Series E preferred stock dividends	(756)	(691)	(2,218)	(2,029)
Net loss attributable to common stockholders	$(22,561)	$(16,434)	$(34,064)	$(55,371)
Per share data:
Net loss per common share:
Basic and diluted	$(0.19)	$(0.15)	$(0.30)	$(0.52)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	116,967,545	107,747,468	112,247,219	106,977,201
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(21,805)	$(15,743)	$(31,846)	$(53,342)
Foreign currency translation adjustment	(433)	1,147	(958)	4,581
Total comprehensive loss	$(22,238)	$(14,596)	$(32,804)	$(48,761)
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) [1]
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$(43,690)
Net loss	—	—	—	—	—	(15,743)	—	(15,743)
Foreign currency translation adjustment	—	—	—	—	—	—	1,147	1,147
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	201	—	80	—	—	80
Share-based compensation	—	—	—	—	2,406	—	—	2,406
Series E preferred stock dividends	—	—	—	—	691	(691)	—	—
Balance, September 30, 2022	25	$—	107,846	$108	$790,460	$(842,418)	$(3,950)	$(55,800)

Balance, June 30, 2023	25	$—	116,870	$117	$805,177	$(869,254)	$(6,855)	$(70,815)
Net loss	—	—	—	—	—	(21,805)	—	(21,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(433)	(433)
Restricted stock units vested, net of taxes withheld	—	—	155	—	2	—	—	2
Share-based compensation	—	—	—	—	2,267	—	—	2,267
Series E preferred stock dividends	—	—	—	—	756	(756)	—	—
Balance, September 30, 2023	25	$—	117,025	$117	$808,203	$(891,815)	$(7,288)	$(90,783)
1 Rounding may impact summation of amounts.
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit [1]	Accumulated Other Comprehensive Income (Loss) [1]	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	25	$—	105,381	$105	$770,619	$(787,047)	$(8,531)	$(24,854)
Net loss	—	—	—	—	—	(53,342)	—	(53,342)
Foreign currency translation adjustment	—	—	—	—	—	—	4,581	4,581
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,727	—	—	1,727
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	2465	3	193	—	—	196
Share-based compensation	—	—	—	—	15,892	—	—	15,892
Series E preferred stock dividends	—	—	—	—	2,029	(2,029)	—	—
Balance, September 30, 2022	25	$—	107,846	$108	$790,460	$(842,418)	$(3,950)	$(55,800)

Balance, December 31, 2022	25	$—	108,468	$108	$793,855	$(857,752)	$(6,329)	$(70,118)
Net loss	—	—	—	—	—	(31,846)	—	(31,846)
Foreign currency translation adjustment	—	—	—	—	—	—	(958)	(958)
Restricted stock units vested, net of taxes withheld	—	—	521	—	50	—	—	50
Issuance of common shares in connection with a public offering	—	—	8,036	8	6,049	—	—	6,057
Share-based compensation	—	—	—	—	6,030	—	—	6,030
Series E preferred stock dividends	—	—	—	—	2,218	(2,218)	—	—
Balance, September 30, 2023	25	$—	117,025	$117	$808,203	$(891,815)	$(7,288)	$(90,783)
1 Rounding may impact summation of amounts.

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,846)	$(53,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,270	20,936
Provision for credit losses	612	29
Write-down of capitalized software	1,115	—
Provision for excess and obsolete inventory	7,011	1,330
Share-based compensation expense	6,030	15,892
Amortization of debt discount and debt issuance costs	2,048	2,472
Fair value adjustment on derivative instrument	—	(902)
Loss on debt conversion and extinguishment, net	—	450
Deferred income taxes	177	(223)
Right-of-use assets	437	1,057
Changes in assets and liabilities:
Accounts receivable	7,703	(561)
Inventories	7,685	(5,926)
Prepaid expenses and other assets	1,479	2,723
Accounts payable	1,162	(13,548)
Accrued expenses, income taxes, and other	2,561	6,276
Operating lease liabilities	(41)	(1,366)
Net cash provided by (used in) operating activities	22,403	(24,703)
Cash flows from investing activities:
Purchases of property, plant and equipment	(403)	(1,203)
Additions to capitalized software development costs	(6,114)	(9,242)
Net cash used in investing activities	(6,517)	(10,445)
Cash flows from financing activities:
Net borrowing (repayment) of bank and overdraft facilities	79	(458)
Principal payments under finance lease obligations	—	(62)
Proceeds from a public offering	6,057	—
Principal payments on financed assets	(360)	(1,567)
Borrowings (Repayments) on revolving credit facility	(7,851)	4,500
Payment of debt issuance costs on revolving credit facility	—	(1,126)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	49	196
Net cash (used in) provided by financing activities	(2,026)	1,483
Effect of exchange rates on cash	(2,057)	1,916
Net increase (decrease) in cash, cash equivalents and restricted cash	11,803	(31,749)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents and restricted cash, end of period	$18,946	$18,063
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,336	$2,675
Income taxes	$217	$96

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,077	$297
Capital expenditures financed through accounts payable or accrued liabilities	$7,216	$4,402
Right-of-use assets obtained in exchange for operating leases liabilities	$1,030	$342

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements contained herein have been prepared by Inseego Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of September 30, 2023, and for the nine months ended September 30, 2023, and September 30, 2022, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2022, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, as amended (“Form 10-K”).
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
Furthermore, a global semiconductor supply shortage continues to have wide-ranging impacts across the technology industry. While the shortage has not materially impacted the Company’s operations and financial results, it may negatively impact the Company’s customers and the supply of materials needed for testing and production timeline. The Company’s suppliers, contract manufacturers, and customers are all taking actions to reduce the impact of the semiconductor shortage; however, if the shortage persists, the impact on operations and financial results could be material.
The inflationary pressures impacting the global supply chain could potentially increase our future cost of net revenues. The ongoing inflation challenges could adversely impact our future revenues, gross margins and financial results.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Liquidity
As of September 30, 2023, the Company had available cash and cash equivalents totaling $18.9 million and $5.2 million of availability to borrow under its secured asset-backed Credit Facility (as defined below). See Note 4, Debt, for more information on this Credit Facility.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, availability under its secured asset-backed Credit Facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain profitable operations and generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of potential litigation or otherwise, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
The Company’s liquidity could also be impaired by significant interruptions in its business operations, such as those described above under the heading Risks and Uncertainties, a material failure to satisfy its contractual commitments or a failure to generate revenues from new or existing products. In addition, there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the condensed consolidated statements of operations. There are no cash equivalents as of December 31, 2022 and as of September 30, 2023. Restricted cash held in escrow as of December 31, 2021 was released during the third quarter of 2022 and we no longer have any restricted cash on our balance sheet as of September 30, 2023 and December 31, 2022.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$18,122	$31,153
Raw materials and components	3,794	6,823
Total inventories	$21,916	$37,976
The Company recorded a write-down of $6.8 million to reflect inventories at net realizable value in addition to a $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.3 million in contract manufacturing liabilities (included in Accrued Expenses and Other Current Liabilities section below) related to excess materials at the contract manufacturers’ sites. All of these charges were recorded in cost of revenues during the three months ended September 30, 2023.
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Rebate receivables	$1,363	$2,038
Receivables from contract manufacturers	1,441	3,561
Software licenses	816	772
Deposits	727	829
Financed assets	422	—
Other	793	778
Total prepaid expenses and other	$5,562	$7,978
1Rounding may impact summation of amounts.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Royalties	902	992
Payroll and related expenses	5,440	8,873
Warranty obligations	480	480
Professional fees	176	738
Accrued interest	2,468	1,112
Deferred revenue	4,979	5,060
Customer advances	—	2,828
Operating lease liabilities	2,036	1,759
Accrued contract manufacturing liabilities	6,990	1,416
Value added tax payables	510	449
Other	4,936	4,238
Total accrued expenses and other current liabilities	$28,917	$27,945

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
The Company’s financial instruments measured at fair value were $0 and less than $0.1 million as of September 30, 2023 and December 31, 2022 respectively.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	September 30, 2023	December 31, 2022
Volatility	68%	50%
Stock price	$0.42 per share	$0.84 per share
Credit spread	41.61%	56.52%
Term	1.59 years	2.34 years
Dividend yield	—%	—%
Risk-free rate	5.21%	4.35%

There was no material change in the fair value of the interest make-whole liability for both the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded no gain or loss and a $0.9 million gain, respectively, as a result of the change in the fair value of the interest make-whole liability.

The Company reviews the fair value hierarchy classification of its financial instruments measured at fair value each reporting period. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2023 or 2022.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties. As of both September 30, 2023 and December 31, 2022, accrued interest due of $2.2 million, was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Principal	$161,898	$161,898
Add: fair value of embedded derivative	$—	$—
Less: unamortized debt discount	$(1,313)	$(1,933)
Less: unamortized issuance costs	$(1,045)	$(1,538)
Net carrying amount	$159,540	$158,427

The effective interest rate on the liability component of the 2025 Notes was 4.23% and 4.13% for the three months ended September 30, 2023 and 2022, respectively, and 4.27% and 4.18% for the nine months ended September 30, 2023 and 2022, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,315	$1,315	$3,946	$3,946
Amortization of debt discount	$207	$207	$621	$621
Amortization of debt issuance costs	$165	$165	$494	$494
Total interest expense	$1,687	$1,687	$5,061	$5,061

Asset-backed Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
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
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which the Company’s borrowing base is calculated and that exclusion would have resulted in a violation of the Liquidity Covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement (as amended, the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and also “Eligible Inventory”. The Amended Credit Agreement was entered into on February 25, 2023 with an effective date of December 15, 2022. The Company was in compliance with the financial covenants of the Amended Credit Agreement as of September 30, 2023.

The Company incurred $1.1 million of debt issuance and related costs, which is being amortized to interest expense on a pro rata basis over the term of the Credit Agreement. As of September 30, 2023, the Company had no outstanding borrowings, excess availability (collateral value less lender reserves) of $10.2 million and availability to borrow of approximately $5.2 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.

The following tables set forth the principal amount outstanding and interest expense for the periods (in thousands):

	September 30, 2023	December 31, 2022
Principal	$—	$7,851
Less: unamortized issuance costs (a)	$—	$(932)
Net carrying amount	$—	$6,919
(a) Unamortized issuance costs of $958 were reclassified to other long term assets.
The effective interest rate of the Credit Facility was 58.7%, which includes 27.3% related to amortization of original issuance costs, for the nine months ended September 30, 2023.
The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

Nine Months Ended September 30, 2023
Contractual interest expense	$810
Amortization of debt issuance costs	$705
Total interest expense	$1,515

On May 2, 2023, (1) two related parties (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Amended Credit Agreement (the “Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Amended Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an aggregate exit fee ranging from 7.5% to 12.5% of the amount of the Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Participation Interest, as applicable. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. The Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock.

5. Share-based Compensation
During the nine months ended September 30, 2023 and 2022 , the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 6,329,784 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 [1]	2022	2023 [1]	2022
Cost of revenues	$251	$199	657	$1,873
Research and development	599	513	1,291	5,011
Sales and marketing	373	489	1,093	3,086
General and administrative	1,044	1,205	2,989	5,922
Total	$2,267	$2,406	$6,030	$15,892
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
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

Outstanding — December 31, 2022	8,132,959
Granted	378,250
Canceled	(1,193,232)
Outstanding — September 30, 2023	7,317,977
Exercisable — September 30, 2023	5,675,138
At September 30, 2023, total unrecognized compensation expense related to stock options was $4.0 million, which is expected to be recognized over a weighted-average period of 2.54 years.
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
On April 28, 2023, the Company granted a total of approximately 2.2 million RSUs to certain employees to encourage retention and incentivize future performance (“Retention Awards”). All of the Retention Awards fully vested on November 1, 2023.
The following table summarizes the Company’s RSU activity (including above retention RSUs) for the nine months ended September 30, 2023:

Non-vested — December 31, 2022	1,178,370
Granted	3,667,134
Vested	(265,927)
Forfeited	(253,759)
Non-vested — September 30, 2023	4,325,818
At September 30, 2023, total unrecognized compensation expense related to RSUs was $3.1 million, which is expected to be recognized over a weighted-average period of 0.89 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(22,561)	$(16,434)	$(34,064)	$(55,371)
Weighted-average common shares outstanding	116,967,545	107,747,468	112,247,219	106,977,201
Basic and diluted net loss per share	$(0.19)	$(0.15)	$(0.30)	$(0.52)
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023 [1]	2022	2023 [1]	2022
2025 Notes	14,090	14,341	14,090	14,341
Non-qualified stock options	7,295	8,557	7,586	8,787
Restricted stock units	3,024	1,438	2,336	1,441
Employee stock purchase plan	6,103	984	6,103	984
Total	30,512	25,320	30,115	25,553
1Rounding may impact summation of amounts.
7. Public Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts, and other offering fees, pursuant to the ATM Offering. There were no ATM transactions in 2022. During the nine months ended September 30, 2023 the Company sold 8,035,959 shares of common stock, at an average price of $0.75 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. There was no ATM transactions during the quarter ended September 30, 2023. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 [1]	2022	2023	2022
United States and Canada	$40,181	$53,924	$129,458	159,393
Europe	7,198	6,954	19,140	20,176
Australia	1,202	7,543	4,250	9,966
Other	3	746	86	2,873
Total	$48,583	$69,167	$152,934	$192,408
1Rounding may impact summation of amounts.
Concentrations of Credit Risk
For the three months ended September 30, 2023, two customers accounted for 29.6% and 35.1% of net revenues, respectively. For the three months ended September 30, 2022, two customers accounted for 33.9% and 29.3%, respectively, of net revenues.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2023, two customers accounted for 28.8% and 31.6% of net revenues, respectively. For the nine months ended September 30, 2022, two customers accounted for 50.8% and 44.4%, respectively, of net revenues.
As of September 30, 2023, three customers accounted for 30.9%, 24.8% and 11% of accounts receivable, net, respectively. As of December 31, 2022, two customers accounted for 37.4% and 21.9% of accounts receivable, net, respectively.

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of September 30, 2023, future payments under these noncancellable purchase obligations were approximately $28.4 million.
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
10. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating right-of-use assets, net	Right-of-use assets	$5,819	$6,662

Current operating lease liabilities	Accrued expenses and other current liabilities	$2,036	$1,759
Non-current operating lease liabilities	Other long-term liabilities	5,149	5,903
Total operating lease liabilities		$7,185	$7,662

Weighted-average remaining lease term (in years)		4.3	4.1
Weighted-average discount rate		9.0%	9.0%
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease costs included in operating costs and expenses	$591	$589	$1,765	$1,789

Supplemental cash flow information related to leases was as follows (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating cash flows related to operating leases	$593	$618	$1,824	$1,857
Operating right-of-use assets obtained in exchange for lease liabilities	$197	$184	$1,030	$342
Future minimum payments under operating leases were as follows as of September 30, 2023 (in thousands):

2023 (remainder)	$579
2024	2,272
2025	1,909
2026	1,864
2027	1,270
2028	142
Thereafter	693
Total minimum operating lease payments	$8,729
Less: amounts representing interest	(1,544)
Present value of net minimum operating lease payments	7,185
Less: current portion	(2,036)
Long-term portion of operating lease obligations	$5,149

Sublease of operating lease
The Company subleased one of its leased properties in San Diego effective June 2023 for total sublease rental payments of $1.2 million over 4.25 years, without a change to nor relief from current obligations under the original lease agreement which the Company continued accounting for as an operating lease. Sublease income earned on a straight-line basis amounted to less than $0.1 million for the three and nine months ended September 30, 2023 and is included under other income (expense) in the condensed consolidated statements of operations.
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

11. Income Taxes
The Company’s income tax provision was a tax benefit of less than $0.1 million and a tax expense of $0.6 million for the three and nine months ended September 30, 2023, respectively, compared to a tax expense of less than $0.1 million for the three ended September 30, 2022 and a tax benefit of $0.6 million for the nine months ended September 30, 2022. Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax provisions for 2023 and tax benefits for 2022 were largely driven by the Company’s foreign subsidiaries which had unrealized foreign currency gains and improved profitability in 2023 compared to significant unrealized foreign currency losses in 2022.

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
•our ability to grow our Intelligent Edge/asset tracking solutions within North America;
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
•the impact of geopolitical instability on our business, including the current conflict between Russia and Ukraine as well as the ongoing conflict in the Middle East;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (as amended, the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
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
We sell SaaS, software and services solutions across multiple vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management including services related to our Data Management System (DMS) Subscribe solution. Our SaaS delivery platforms include our telematics and asset tracking and management platforms, which provide fleet, vehicle, aviation, municipalities, healthcare, utilities asset and other telematics applications. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions (including DMS Subscribe revenue) and Enterprise SaaS Solutions (mainly Intelligent Edge business) . Both IoT &

Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
Factors Which May Influence Future Results of Operations
We believe that our future results of operations may be influenced by a number of factors including:
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
The demand environment for our 5G products during the three and nine months ended September 30, 2023 was consistent with our expectations. However, we have recently experienced lower sales of LTE gigabit hotspots within IoT & Mobile Solutions as we transition from 4G products to 5G product offerings. The macroeconomic environment continues to remain uncertain and the demand for our products in prior years may not be sustainable for the long term. The net realizable value of inventory is impacted primarily by demand for our products, which are influenced by these factors.
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
As part of our business strategy, we may review acquisition or divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock or drawing on our Credit Facility in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent integration of any acquired business, products, technologies or personnel.
Key Components of Revenues and Expenses
Net Revenues. We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
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
General and administrative expenses include primarily salary and employee-related costs for executives and corporate functions such as accounting, human resources, legal, administrative support and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense.
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
Inventories and Provision for Excess and Obsolete Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inbound shipping and handling costs are classified as a component of cost of net revenues in the consolidated statements of operations. The valuation of inventory requires significant judgment and estimates, including evaluating the need for any adjustments to net realizable value related to excess or obsolete inventory to ensure that the inventory is reported at the lower of cost or net realizable value. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations.
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net revenues. Net revenues for the three months ended September 30, 2023 were $48.6 million, compared to $69.2 million for the same period in 2022.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$41,357	$62,633	$(21,276)	(34.0)%
Enterprise SaaS Solutions	7,226	6,534	692	10.6
Total	$48,583	$69,167	$(20,584)	(29.8)
IoT & Mobile Solutions. The $21.3 million decrease in IoT & Mobile Solutions net revenues over the same period in 2022 is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as we transition from 4G products to 5G product offerings, partially offset by sales of our second-generation and fourth-generation 5G hotspot related to our MiFi business (launched in later part of 2022).
Enterprise SaaS Solutions. The $0.7 million increase in Enterprise SaaS Solutions net revenues over the same period in 2022 is primarily due to increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2022.

Cost of net revenues. Cost of net revenues for the three months ended September 30, 2023 was $46.7 million, or 96.1% of net revenues, compared to $51.2 million, or 74.0% of net revenues, for the same period in 2022.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$43,560	$48,209	$(4,649)	(9.6)%
Enterprise SaaS Solutions	3,128	3,002	126	4.2
Total	$46,688	$51,211	$(4,523)	(8.8)
IoT & Mobile Solutions. The $4.6 million decrease in IoT & Mobile Solutions cost of net revenues over the same period in 2022 is primarily a result of lower sales of LTE gigabit hotspots, offset by increase in inventory and contract manufacturer reserves as further described below.
Enterprise SaaS Solutions. The $0.1 million increase in Enterprise SaaS Solutions cost of net revenues over the same period in 2022 is primarily due to increased costs associated with providing our recurring rental and subscription services.
Gross profit. Gross profit for the three months ended September 30, 2023 was $1.9 million, or a gross margin of 3.9%, compared to $18.0 million, or a gross margin of 26.0%, for the same period in 2022. The decrease in gross profit is primarily due to an increase in inventory and contract manufacturer reserves and decrease in revenue from IoT and Mobile Solutions, offset by increase in revenue from Enterprise SaaS Solutions, reduced costs associated with providing our recurring rental and subscription services, and various initiatives to improve efficiencies in production.
As discussed in Note 2 Financial Statement Details in the condensed consolidated financial statements, in the third quarter of the current fiscal year, the Company recorded a write-down of $6.8 million to reflect inventories at net realizable value in addition to $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.3 million in contract manufacturing liabilities (included in accrued expenses and other current liabilities) related to excess materials at the contract manufacturers’ sites. All of these charges were recorded in cost of revenues during the three months ended September 30, 2023 and thereby negatively impacted Gross Profit. Additionally, the Company recognized a $0.6 million write-down of capitalized software costs related to the products that had carrying value in excess of their net realizable value (discussed separately under operating costs and expenses below). Management’s analysis was based on meaningful new information that became available during the third quarter of the current fiscal year, updated sales projections and other dynamics in the market.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$8,951	$15,417	$(6,466)	(41.9)%
Sales and marketing	5,355	8,295	(2,940)	(35.4)
General and administrative	4,906	5,720	(814)	(14.2)
Amortization of purchased intangible assets	424	433	(9)	(2.1)
Write-down of capitalized software	611	—	611	100.0
Total	$20,247	$29,865	$(9,618)	(32.2)
Research and development expenses. Research and development expenses for the three months ended September 30, 2023 were $9.0 million, or 18.4% of net revenues, compared to $15.4 million, or 22.3% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to fewer new projects undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2023 were $5.4 million, or 11.0% of net revenues, compared to $8.3 million, or 12.0% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower professional fees and reduction in sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2023 were $4.9 million, or 10.1% of net revenues, compared to $5.7 million, or 8.3% of net revenues, for the same period in

2022. The decrease in general and administrative expense was primarily due to decrease in share-based compensation expense due to lower RSU bonus released during the three months ended September 30, 2023 compared to the same period in 2022.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the three months ended September 30, 2023 and 2022 was $0.4 million.
Write down of capitalized software. Write down of capitalized software for the three months ended September 30, 2023 and 2022 was $0.6 million and $0, respectively. This write down was primarily due to lower sales demand for some of our products as also discussed in the Gross Profit section above.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended September 30,		Change
Other (expense) income	2023	2022	$	%
Interest expense, net	$(2,891)	$(2,034)	$(857)	42.1
Other (expense) income, net	(578)	(1,758)	1,180	(67.1)
Total	$(3,469)	$(3,792)	$323	(8.5)
Interest expense, net. The $0.9 million increase in interest expense, net over the same period in 2022 was primarily due to the Credit Agreement (as defined below) which commenced in the second half of 2022 and higher interest rates in 2023.
Other (expense) income, net. The $1.2 million decrease in other expenses, net over the same period in 2022 is primarily due to less foreign currency exchange losses in the current period.
Income tax provision (benefit). Income tax for the three months ended September 30, 2023 and 2022 was a benefit of less than $0.1 million and a provision of less than $0.1 million, respectively. This $0.1 million decrease in income tax expense was driven by an decrease in pre-tax profits at certain foreign subsidiaries for the current year period compared to a loss in the prior year period.

Series E preferred stock dividends. During the three months ended September 30, 2023 and 2022, we recorded dividends of $0.8 million and $0.7 million respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net revenues. Net revenues for the nine months ended September 30, 2023 were $152.9 million, compared to $192.4 million for the same period in 2022.
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30, 2023		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$131,367	$172,129	$(40,762)	(23.7)%
Enterprise SaaS Solutions	21,567	20,279	1,288	6.4
Total	$152,934	$192,408	$(39,474)	(20.5)
IoT & Mobile Solutions. The $40.8 million decrease in IoT & Mobile Solutions net revenues over the same period in 2022 is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as we transition from 4G products to 5G product offerings, partially offset by sales of our second-generation and fourth-generation 5G hotspot related to our MiFi business (launched in later part of 2022), sales from our expanding Enterprise FWA business and subscriber growth in our Enterprise and Inseego Subscribe businesses.
Enterprise SaaS Solutions. The $1.3 million increase in Enterprise SaaS Solutions net revenues over the same period in 2022 is primarily due to increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2022.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2023 was $114.0 million, or 74.5% of net revenues, compared to $141.3 million, or 73.4% of net revenues, for the same period in 2022.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Nine Months Ended September 30, 2023		Change
Product Category	2023	2022	$	%
IoT & Mobile Solutions	$105,011	$131,805	$(26,794)	(20.3)%
Enterprise SaaS Solutions	8,945	9,505	(560)	(5.9)
Total	$113,956	$141,310	$(27,354)	(19.4)
IoT & Mobile Solutions. The $26.8 million decrease in IoT & Mobile Solutions cost of net revenues over the same period in 2022 is primarily is a result of lower sales of LTE gigabit hotspots, offset by increase in inventory and contract manufacturer reserves as further described below.
Enterprise SaaS Solutions. The $0.6 million decrease in Enterprise SaaS Solutions cost of net revenues over the same period in 2022 is primarily due to reduced costs associated with providing our recurring rental and subscription services.
Gross profit. Gross profit for the nine months ended September 30, 2023 was $39.0 million, or a gross margin of 25.5%, compared to $51.1 million, or a gross margin of 26.6%, for the same period in 2022. The decrease in gross profit is primarily due to an increase in inventory and contract manufacturer reserves and decrease in revenue from IoT and Mobile Solutions, offset by increase in revenue from Enterprise SaaS Solutions, reduced costs associated with providing our recurring rental and subscription services, and various initiatives to improve efficiencies in production.
As discussed in Note 2 Financial Statement Details in the condensed consolidated financial statements, in the third quarter of the current fiscal year, the Company recorded a write-down of $6.8 million to reflect inventories at net realizable value in addition to $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.3 million in contract manufacturing liabilities (included in accrued expenses and other current liabilities) related to excess materials at the contract manufacturers’ sites. All of these charges were recorded in cost of revenues during the three months ended September 30, 2023 and thereby negatively impacted Gross Profit. Additionally, the Company recognized a $0.6 million write-down of capitalized software costs related to the products that had carrying value in excess of their net realizable value (discussed separately under operating costs and expenses below). Management’s analysis was based on meaningful new information that became available during the third quarter of the current fiscal year, updated sales projections and other dynamics in the market. .
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30, 2023		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$27,127	$47,597	$(20,470)	(43.0)%
Sales and marketing	17,975	25,789	(7,814)	(30.3)
General and administrative	16,703	20,101	(3,398)	(16.9)
Amortization of purchased intangible assets	1,277	1,319	(42)	(3.2)
Write-down of capitalized software	1,115	—	1,115	n/a
Total	$64,197	$94,806	$(30,609)	(32.3)
Research and development expenses. Research and development expenses for the nine months ended September 30, 2023 were $27.1 million, or 17.7% of net revenues, compared to $47.6 million, or 24.7% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to fewer new projects undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2023 were $18.0 million, or 11.8% of net revenues, compared to $25.8 million, or 13.4% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower professional fees and reduction in sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2023 were $16.7 million, or 10.9% of net revenues, compared to $20.1 million, or 10.4% of net revenues, for the same period in 2022. The decrease in general and administrative expense was primarily due to decrease in share-based compensation expense due to lower RSU bonus released during the nine months ended September 30, 2023 compared to the same period in 2022.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the nine months ended September 30, 2023 and 2022 was $1.3 million.
Write-down of capitalized software. Write down of capitalized software for the nine months ended September 30, 2023 and 2022 was $1.1 million and $0, respectively. The write-down was primarily due to lower sales demand for some of our products as also discussed in our Gross Profit section above.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Nine Months Ended September 30, 2023		Change
Other (expense) income	2023	2022	$	%
Loss on debt conversion and extinguishment, net	—	(450)	450	(100.0)%
Interest expense, net	$(6,902)	$(6,621)	$(281)	4.2
Other (expense) income, net	875	(3,145)	4,020	(127.8)
Total	$(6,027)	$(10,216)	$4,189	(41.0)
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net for the nine months ended September 30, 2023 and 2022 was $0 and $0.5 million, respectively. This was a non-recurring event in 2022.
Interest expense, net. The $0.3 million increase in interest expense, net over the same period in 2022 was primarily due to higher interest rates in 2023 and the Credit Agreement which commenced in the second half of 2022.
Other (expense) income, net. The $4.0 million increase in other income, net over the same period in 2022 was primarily due to favorable changes in foreign exchange rates in the current period.
Income tax provision (benefit). Income tax provision (benefit) for the nine months ended September 30, 2023 and 2022 was a provision of $0.6 million and a benefit of $0.6 million, respectively. This $1.2 million increase in income tax expense was driven by an increase in pre-tax profits at certain foreign subsidiaries for the current year period compared to a loss in the prior year period.

Series E preferred stock dividends. During the nine months ended September 30, 2023 and 2022, we recorded dividends of $2.2 million and $2.0 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and availability to borrow under our Credit Facility (as defined below). As of September 30, 2023, we had available cash and cash equivalents totaling $18.9 million and $5.2 million of availability to borrow under our Credit Facility.
We have a history of operating and net losses and overall usage of cash from operating and investing activities. Our management believes that our cash and cash equivalents, together with anticipated cash flows from operations, availability under our secured asset-backed Credit Facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet our cash flow needs for the next twelve months from the filing date of this report. If events or circumstances occur such that we do not meet our operating plan as expected, or if we become obligated to pay unforeseen expenditures as a result of potential litigation, we may be required to raise capital, reduce planned research and development activities, incur restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives.
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
Revolving Credit Facility

On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Siena Lending Group LLC, as lender (“Lender”). The Credit Agreement established a $50.0 million secured asset-backed revolving credit facility (“Credit Facility”) with a final maturity date of December 31, 2024. On February 25, 2023, we entered into an amendment of the Credit Agreement with an effective date of December 15, 2022, which clarified certain terms within the Credit Agreement. On May 2, 2023, we entered into a third amendment of the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants (as so amended, the “Amended Credit Agreement”). Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Amended Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately.
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
On May 2, 2023, in addition to the amendment to the Credit Agreement entered into as described above, South Ocean Funding, LLC and North Sound Ventures, LP (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Amended Credit Agreement (the “Participation Interest”) from the Lender pursuant to a Participation Agreement between the Participants and the Lender (the “Participation Agreement”). In connection with the purchase of the Participation Interest, we agreed to pay the Participants an exit fee upon the earlier of (a) the scheduled maturity date of the Amended Credit Agreement, (b) the termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Amended Credit Agreement, and (c) the early redemption of the Participants’ Participation Interest under the Participation Agreement (the earliest to occur of the foregoing, the “Exit Event”). The aggregate exit fee payable to the Participants is equal to (i) 7.5% of the Participation Interest, if the Exit Event occurs on or before December 31, 2023, (ii) 10.0% of the Participation interest, if the Exit Event occurs between January 1, 2024 and June 30, 2024 and (iii) 12.5% of the Participation Interest, if the Exit Events occurs after June 30, 2024. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of the date hereof, each of Golden Harbor, Ltd. and North Sound Management, Inc. hold in excess of 5% of the Company’s outstanding common stock. James Avery, a member of our Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of South Ocean Funding, LLC.
The Amended Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $10 million at any time. The Amended Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the financial covenants contained in the Amended Credit Agreement as of September 30, 2023.
As of September 30, 2023, we had no outstanding borrowings, excess availability (collateral value less lender reserves) of $10.2 million and availability to borrow of approximately $5.2 million under the Amended Credit Agreement.

2025 Notes
On May 12, 2020, we completed a registered public offering of $100.0 million aggregate principal amount of our 3.25% convertible senior notes due 2025 (the “2025 Notes”) and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.
As of September 30, 2023 and December 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Equity Distribution Agreement

On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. During the nine months ended September 30, 2023, the Company sold 8,035,959 shares of common stock, at an average price of $0.75 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. There was no ATM transactions during the quarter ended September 30, 2023. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Contractual Obligations and Commitments
Our material contractual obligations as of September 30, 2023, were follows:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2023, our future payments under these noncancellable purchase obligations were approximately $28.4 million.
•$161,898 in outstanding principal amount of 2025 Notes with required interest payments; and
•Operating lease liabilities that are included on our consolidated balance sheet; see Note 10. Leases.
There were no material changes in our other contractual obligations during the three months ended September 30, 2023.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$22,403	$(24,703)
Net cash used in investing activities	(6,517)	(10,445)
Net cash (used in) provided by financing activities	(2,026)	1,483
Effect of exchange rates on cash	(2,057)	1,916
Net increase (decrease) in cash, cash equivalents and restricted cash	11,803	(31,749)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents, and restricted cash, end of period	$18,946	$18,063
Operating activities.
Net cash provided by operating activities for the nine months ended September 30, 2023 is primarily comprised of a $31.8 million net loss incurred during the period, net cash provided by changes in working capital of $20.5 million, partially offset by non-cash charges, including depreciation and amortization of $16.3 million, share-based compensation expense of $6.0 million, and amortization of debt discount and debt issuance costs of $2.0 million.
Net cash used in operating activities for the same period in 2022 is primarily comprised of a $53.3 million net loss and a $0.9 million non-cash gain attributable to the fair value adjustment on derivative instruments, which was offset by net cash provided by working capital of $12.4 million, and non-cash charges, depreciation and amortization of $20.9 million share-based compensation expense of $15.9 million, $2.5 million of amortization of debt issuance and discount costs and other non-cash adjustments.
Investing activities.
Net cash used in investing activities during the nine months ended September 30, 2023 is primarily comprised of $6.1 million of cash outflows related to the development of software in support of our products and services and $0.4 million of property, plant and equipment purchases.
Net cash used in investing activities during the same period in 2022 is primarily comprised of $9.2 million of cash outflows related to the development of software in support of our products and services and $1.2 million of property, plant and equipment purchases.

Financing activities.
Net cash used in financing activities during the nine months ended September 30, 2023 is primarily comprised of $6.1 million in proceeds from the public offering, partially offset by $7.9 million of cash outflow related to repayments of our Credit Facility.
Net cash provided by financing activities for the same period in 2022 is primarily comprised of $4.5 million net borrowing of our Credit Facility, partially offset by $1.6 million in principal repayments of financed assets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of both September 30, 2023 and December 31, 2022 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the carrying values that we report for these senior notes on our consolidated financial statements.
The 2025 Notes include an embedded derivative which was marked to fair value at both September 30, 2023 and December 31, 2022 of $0. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently, we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Part 1 Item 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Credit Facility. As of September 30, 2023, assuming our Credit Facility was fully drawn up to the $10.2 million borrowing base, a 1% increase in interest rates would result in a $0.1 million change in annualized interest expense.
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
For the three and nine months ended September 30, 2023, sales denominated in foreign currencies were approximately 17.3% and 15.4% of total revenue, respectively. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, British Pound Sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the nine months ended September 30, 2023, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $0.8 million and $2.4 million, respectively. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2023, the Company received a written notice from The Nasdaq Stock Market (“Nasdaq”) that, because the closing bid price for the Company's common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market (the “Minimum Bid Price Requirement”).

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until September 20, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the compliance period.

On September 21, 2023, the Company received a letter from Nasdaq stating that the Company had not regained compliance with the Minimum Bid Price Requirement by the required compliance date and, as a result, the Company’s Common Stock was subject to delisting. The Company submitted a hearing request to Nasdaq to appeal the delisting determination on September 22, 2023, which automatically stayed the delisting of the Company’s Common Stock from Nasdaq pending a decision from a Nasdaq listing qualifications hearings panel (the “Panel”) decision.

In response, Nasdaq offered the Company an expedited review process, which required the Company to complete a questionnaire regarding the Company’s plan to regain compliance with the Minimum Bid Requirement. The Company submitted the questionnaire on September 26, 2023, which included a statement that, if necessary, the Company will effect a reverse stock split on or before March 1, 2024, to regain compliance with the Minimum Bid Price Requirement.

On October 9, 2023, the Company received a letter from the Panel informing the Company that Nasdaq granted the Company a temporary exception to regain compliance with the Minimum Bid Price Requirement. As a result, the Company now has until March 15, 2024, to regain compliance with the Minimum Bid Price Requirement.

The Company has already received approval from the Company’s stockholders to effect a reverse stock split in the range of 1-for-5 to 1-for-10, which was approved at the Company’s annual meeting of stockholders on September 5, 2023. There can be no assurance that we will regain compliance with, or that our stock price will continue to meet, the Minimum Bid Price Requirement, or that we will meet other requirements, for continued listing on Nasdaq. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including the limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item  3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
Effective as of November 2, 2023, the Company terminated the Equity Distribution Agreement, dated January 25, 2021, with Canaccord Genuity LLC, which Equity Distribution Agreement was described in the Current Report on Form 8-K filed by the Company on January 26, 2021.

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

10.1*†	Steven Gatoff Offer Letter dated September 12, 2023.
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2023	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer