Form 10-K
period 2023-12-31
INSEEGO CORP.
filed 2024-02-22
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2023, as reported by The Nasdaq Global Select Market, was approximately $56.6 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 16, 2024 was 11,878,944.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•our ability to make payments on or to refinance our indebtedness, including our senior secured credit facility and convertible notes obligations;
•our ability to compete in the market for wireless broadband data access products, wireless modem products, and telematics products and services;
•our ability to successfully develop and introduce new products and services;
•the pace of 5G wireless network rollouts globally and their adoption by customers;
•our dependence on wireless telecommunication operators delivering acceptable wireless services
•our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;
•our ability to develop sales channels and to onboard channel partners;
•our relationships with and the performance of our channel partners;
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
•increases in costs, disruption of supply and/or the shortage of semiconductors or other key components of our products;
•our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;
•our reliance on sole source suppliers for some products and devices used in our solutions;
•our ability to be cost competitive while meeting time-to-market requirements for our customers;
•our ability to meet the product performance needs of our customers in mobile broadband and fixed wireless access markets;
•demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;
•our ability to make successful yielding investments in research and development
•the outcome of any pending or future litigation, including intellectual property litigation;

•infringement claims with respect to intellectual property contained in our solutions;
•our continued ability to license necessary third-party technology for the development and sale of our solutions;
•the introduction of new products that could contain errors or defects;
•conducting business abroad, including foreign currency risks;
•our ability to hire, retain and manage qualified personnel to maintain and expand our business.
•our ability to mitigate the impact of tariffs or other government-imposed sanctions;
•the impact of high rates of inflation and rising interest rates;
•the continuing impact of uncertain global economic conditions on the demand for our products;
•the impact of geopolitical instability on our business;
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus (2019-nCoV), known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers; and
•direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets.
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

PART I
Item 1.    Business
Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 4G and 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These solutions are specifically built for the enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. Our intelligent edge telematics solutions are designed to improve business outcomes for enterprise and SMB market segments. We also provide a wireless subscriber management solution for carrier’s management of their government and complex enterprise customer subscriptions.
Our 5G products and associated cloud solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These solutions support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
Inseego is at the forefront of providing high speed broadband through state-of-the-art 4G and 5G solutions to keep enterprise and SMB customers seamlessly connected. With multiple first-to-market innovations through several generations of 4G and 5G technologies, Inseego has been advancing wireless WAN technology and driving industry transformations for over 30 years.
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. Our principal executive office is located at 9710 Scranton Road, Suite 200, San Diego, CA 92121. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG.”
Industry Trends
As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile networks, especially around broadband speeds and network capacity, is expanding the market beyond traditional wireless which was predominantly focused on smartphones. The new capabilities of 5G technology and additional capacity provided by recent mid-band spectrum auctions is allowing mobile operators to enter the home and business broadband markets. These network enhancements will allow enterprise and SMB customers to enable a multitude of business applications to all their distributed sites and employees in an economical way. It is also expected that 5G will enable a variety of new low latency use cases once the complete mid band and core networks are built out. These use cases include telemedicine, industrial automation, robotics, AR/VR, edge computing, cloud gaming, and other applications.
We believe that 5G mid band networks will bring a number of enhanced benefits not available on 4G networks, including the capacity to add significant numbers of broadband connections to either bring primary or alternative broadband options to a large number of consumer and business users. It is expected that these newly evolving 5G networks will also enable low latency use cases including manufacturing automation, augmented and virtual reality, video AI, and distributed networking.
The adoption of 5G and the cloud continues to grow as companies across a wide range of industries are leveraging digital transformation technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. We believe this growth will be initially driven by fixed wireless access with the new low latency enterprise use cases to follow.
Our Strategy
Our objective is to be a leader in high performance 5G broadband solutions for mobile broadband and fixed wireless access applications for enterprise and SMBs. We expect to meet this objective through our innovations in 5G hotspots, routers and gateways and our cloud solutions that enable ease of deployment and corporate policy orchestration for network wide distributed deployments. We believe that we have a competitive advantage in the market that is rooted in deep technological differentiation in the 4G/5G modem technology that we design in-house.

The key elements of our strategy are to:
•Capitalize on our direct relationships with mobile operators, infrastructure vendors, 5G chipset vendors and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with the key ecosystem players to strengthen our market position within the enterprise and SMB market segments.
•Keep enhancing our 5G WWAN solutions portfolio by leveraging our core mobile technologies and platforms. We intend to keep enhancing our 5G WWAN portfolio in partnership with our key carrier customers to bring the latest 5G capabilities to the enterprise and SMB market segments.
•Expand our go-to-market to enterprise and SMB customers. We will continue to enhance our routes to market through mobile operators, channel partners, system integrators and OEM partners who sell into these market segments.
•Improve SaaS solution penetration. We are focused on continuing to improve our recurring subscription revenue by providing value added capabilities to our customers through the four different types of cloud solutions that we develop.
◦Our cloud management solution (Inseego Connect) manages all of the 4G and 5G gateways and routers deployed at distributed locations with a single pane of glass for ease of deployment and monitoring of all the connections.
◦Our newly built 5G SD Edge solution provides real time WAN visibility, monitoring, automation and control. It provides central orchestration of network functions such as SD WAN routing, firewall and cloud security services.
◦Our wireless subscriber management solution (Inseego Subscribe) is specifically built for carrier servicing of government and is enterprise customers and is currently deployed in North America with a large carrier with several million end users.
◦Our telematics solutions provide customers with actionable insights and workflow efficiencies with highly secure intelligent device-to-cloud platforms. These solutions are primarily deployed in Europe, the United Kingdom, Australia and New Zealand.
Our Business
We provide a portfolio of high performance 4G and 5G WAN solutions as well as several types of cloud solutions for the enterprise and SMB market segments. Our 4G and 5G solutions connect end users with high performance broadband for both mobile and fixed wireless use cases. These solutions include “MiFi" ™ hotspots, routers, and gateways for a wide variety of end user deployments. We also offer several types of cloud solutions that are used for managing edge devices including security, SD WAN routing and corporate management of all customer locations. We also provide a wireless subscriber management solution that is used to manage a carrier’s government and complex enterprise customer subscriptions. In international markets we provide a comprehensive end-to-end telematics solution that provides customers with actionable insights and workflow efficiencies.
Our products currently operate on all major cellular networks in the US. Our mobile hotspots, sold under the MiFi ™ brand, have been sold to millions of end users and provide secure and convenient high-speed broadband access to the Internet on the go.
As the 5G networks continue to expand both coverage and capacity, new enterprise and SMB market opportunities are opening up. The largest initial opportunity is for enterprise and SMBs to provide primary or alternate broadband access to their distributed sites and employees through 5G fixed wireless access offerings. Mobile operators are now providing fixed wireless access specific broadband plans that allow businesses to deploy 5G technology broadly without waiting for the availability of wired connections at those locations.
We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. Mobile Solutions and Fixed Wireless Access Solutions revenues include both the hardware and software required for the respective solution.
Mobile Solutions
Our 5G and 4G mobile broadband (MiFi) business has been driving advanced wireless mobile technologies for a multitude of consumer and enterprise applications for over 20 years. In the 2000s, Inseego invented mobile hotspots sold under the MiFi ™ brand. During the 2010s, Inseego was a leader in the 4G mobile MiFi ™ market—delivering the highest 4G mobile hotspot performance in the market. In 2019, Inseego developed and produced the world’s first 5G mobile hotspot. In 2022, we launched our third generation 5G mobile hotspot with Telstra, Verizon, and T-Mobile.

Our MiFi customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offerings - Inseego Connect for device management, and 5G SD EDGE for secure networking enabling corporate managed mobile remote workforce. Our Mobile Solutions portfolio also includes 4G VoLTE products and 4G USB modems.
Fixed Wireless Access Solutions
Our Fixed Wireless Access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud solutions – Inseego Connect for device management and 5G SD Edge for secure cloud networking. These solutions, sold under the Wavemaker and Skyus brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.
Services and Other
We sell certain other types of SaaS solutions. First is our telematics solution that is deployed across multiple vertical markets in Europe, the UK, Australia and New Zealand. This solution provides real time visibility to fleet managers on their deployed vehicles with live maps and data to improve driver safety and performance. We have thousands of enterprise and SMB customers currently subscribed to this service.
Second, we provide a wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions.
We also categorize non-recurring engineering services we provide to our customers as Service and other revenue.
Sales and Marketing
We engage in a wide variety of sales and marketing activities, driving market leadership and global demand through integrated marketing campaigns. This includes product marketing, corporate communications, brand marketing and demand generation.
Competition
The market for our 5G mobile and fixed wireless access solutions as well as telematics solutions is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants.
We believe the principal competitive factors impacting the market for our products are features and functionality, performance, quality and brand. To maintain and improve our competitive position, we must continue to expand our customer base, invest in research and development, grow our distribution network, and leverage our strategic relationships.
Our products compete with a variety of solutions providers in different market segments. Our current competitors include:
•Fleet management – Companies such as Lytx and Samsara;
•Mobile broadband – Companies such as Netgear, Franklin Wireless, TCL and ZTE
•Fixed wireless access – Companies such as Nokia, Cradlepoint, ZTE, Huawei and Cisco
As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.
Research and Development
Our research and development efforts are focused on developing innovative 4G and 5G mobile broadband and fixed wireless access solutions that includes mobile hotspots, gateways and routers. We also develop associated cloud management and enterprise networking cloud solutions to provide an end-to-end solution to our customers. We also develop a comprehensive portfolio of telematics solutions for markets in Europe, UK, Australia and New Zealand and we develop for our subscriber management platform. We will continue to improve the functionality, design and performance of our current products and solutions.

We intend to continue to identify and respond to our customers’ needs by introducing new 5G designs that meet the needs of the market and our customers.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 46 patents and have 3 patent applications pending. The patents that we currently own will expire at various times between 2026 and 2042.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Wavemaker” and “Skyus.”
Key Partners and Customers
We have strategic technology, development and marketing relationships with several of our carrier customers and partners. Our strong carrier, enterprise, and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading OEMs, mobile operators, value-added resellers and distributors which allows us to offer our customers integrated solutions. Our telematics platform uses leading cellular providers such as Vodafone, Telstra and Optus to ensure the optimal real-time visibility of tracked vehicles and systems, supported by accurate and sophisticated mapping services such as the HERE Open Location Platform.
Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, mobile operators, system integrators, distributors, and enterprises in various industries, including fleet and vehicle transportation, finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
Our telematics customer base is comprised of wireless operators, distributors, OEMs and various companies in other vertical markets. Fleet management customers include global enterprises such as BHP Billiton, Super Group, Mammoet and Australia Post. Our customers for our 4G and 5G products include EnerNOC, Thermo Fisher Scientific, US Army, Fastenal, T-Mobile and Verizon Wireless, amongst others. Customers for our device management solutions include mobile operators such as T-Mobile.
A significant portion of our revenue during the year ended December 31, 2023 came from two customers, Verizon and T-Mobile, which together represented approximately 59% of our total revenues for the year ended December 31, 2023. It is our intention to continue to diversify our customer base.
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
We outsource our manufacturing in order to:
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
Employees
At December 31, 2023, we had 345 employees of which 331 were full-time employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Human Capital Resources
Our Culture: Culture is critically important to our growth and performance. We are driven by our values of Accountability, Sense of Urgency, Market Driven Innovation, Customer Focus, and Integrity. We are committed to creating a world class employee experience through leadership development, career planning, open two-way communications, total compensation, and a positive work environment.
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
Risks Related to Our Outstanding Debt
•Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
•Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
•We are required to comply with certain financial and other covenants under our Credit Agreement (as defined below) and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lender may accelerate the payment of such obligations.
Risks Related to Our Ability to Generate Revenues
•We depend upon two customers for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with either of these customers.
•We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
•Loss of, or a significant reduction in business from, one or more significant customers could adversely affect our revenue and profitability.
•The FWA market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
•The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
•If customers do not adopt our software, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.
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
Risks Related to Developing, Manufacturing and Delivering Our Solutions
•We rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
•We depend on sole source suppliers for some components used in our products. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.

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
Legal and Regulatory Risks
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
•The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
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
•Weakness or deterioration in global economic conditions or jurisdictions where we have significant foreign operations could have a material adverse effect on our results of operations and financial condition.
•Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.
•Fluctuations in foreign currency exchange rates could adversely affect our results of operations.
•Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.
•Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
•A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.
Risks Related to Business Development Activities
•We may acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.
•If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.
Risks Related to Owning Our Securities
•Our share price has been highly volatile in the past and could be highly volatile in the future.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited
•The price of our stock may be vulnerable to manipulation, including through short sales.

•Future settlements of any conversion obligations with respect to the 2025 Notes may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
•Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.
•Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
•We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
•Our restated certificate of incorporation and restated bylaws and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
•If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.
•If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in us, and in turn, our results of operations and our stock price.
•If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
•Changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to record transactions and/or provide timely financial results.
•Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.
•Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.
General Risk Factors
•We may not be able to maintain and expand our business if we are not able to hire, retain and manage additional qualified personnel.
•Our business may be adversely affected by unfavorable macroeconomic conditions
•Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
•We may be exposed to risks related to litigation and administrative proceedings that could materially and adversely affect our business, results of operations and financial condition.
RISKS RELATED TO OUR OUTSTANDING DEBT
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
The outstanding principal amount of our 3.25% convertible senior notes due 2025 (the “2025 Notes”) at December 31, 2023 was $161.9 million. The 2025 Notes have a maturity date of May 1, 2025. In addition, we have a line of credit pursuant to a Loan and Security Agreement (the “Credit Agreement”) by and among Siena Lending Group LLC, as lender, the borrower parties thereto and the Company, as guarantor, which established a $50 million revolving credit facility (the “Credit Facility”). As of December 31, 2023, the Credit Facility had outstanding borrowings of $4.1 million. The Credit Facility has a maturity date of December 31, 2024. The Company’s intention is to restructure or refinance the Credit Facility and the 2025 Notes, however, there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
Our ability to make scheduled payments on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the condition of the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.

Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
We may need to raise substantial additional capital in the future to refinance our indebtedness, fund our operations, develop and commercialize new products and solutions or acquire companies. If we require additional funds in the future, we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. In addition, restrictions in our existing debt agreements may limit the amount and/or type of indebtedness that we are able to incur.
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
Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, the lender may elect to (a) terminate all or any portion of its commitments without prior notice, (b) demand payment in full of all or any portion of our obligations under the Credit Facility, along with an early payment/termination premium, and (c) demand that the letters of credit be cash collateralized and/or foreclose on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
RISKS RELATED TO OUR ABILITY TO GENERATE REVENUES
We depend upon two customers for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with either of these customers.
Sales to Verizon Wireless and T-Mobile collectively accounted for 59% and 67% of our consolidated net revenues for the years ended December 31, 2023 and 2022, respectively. Revenues from T-Mobile generated through our wireless subscriber management solution (Inseego Subscribe) makes up a significant portion of our Services and other revenue. While we have accelerated our engagements with prospective new customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless and T-Mobile will continue to account for a substantial portion of our net revenues, and any impairment of our relationship or reduction in our services with Verizon Wireless or T-Mobile would adversely affect our business and financial position. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless or T-Mobile could have a detrimental impact on our revenue, bottom line and cash position.
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
Loss of, or a significant reduction in business from, one or more significant customers could adversely affect our revenue and profitability.
Loss of one or more of our larger customers could result in a meaningful decrease in revenue and profitability. If we lose one or more large enterprise or government customers, or if we experience a significant reduction in business from one or more large enterprise or government customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.
The FWA market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
The FWA market and its emerging standards is continuing to develop, and this market may not see as much growth as we expect or this growth may take longer to materialize than we expect which could delay important commercial network launches. If the market does materialize at a rapid pace, we may have difficulties meeting aggressive timing expectations of our current customers and getting our products to market on time to meet the demands of our customers. The FWA market requires us to design routers and antennas that meet certain technical specifications, and we may have difficulties meeting the market and any further technical specifications and timelines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the FWA market. While we believe that 5G technology will provide expanded use cases and opportunities and that we are strategically placed to realize these opportunities, the development of our products and our portfolio may not prove to be as successful as we expect.
The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products and solutions operate. Currently, various wireless telecommunications operators sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.
If customers do not adopt our software, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.
A key part of our business strategy is to increase customer adoption of our software, including Inseego Connect and SD EDGE. If the markets relating to network software solutions do not develop as we anticipate, or if we are unable to commercialize, increase market awareness and gain adoption of our software and services within those markets, revenue from our software may not grow. We have a limited history in commercializing and selling these software solutions and we continue to build out the capability of our software portfolio. Moreover, the market and competitive landscape for these solutions is dynamic, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our software, a part of our strategy for growth would be adversely affected and our financial results may suffer.
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
Our current competitors include:
•Fleet management – Companies such as Lytx and Samsara;
•Mobile broadband – Companies such as Netgear, Franklin Wireless, TCL and ZTE
•Fixed wireless access – Companies such as Nokia, Cradlepoint, ZTE, Huawei and Cisco
We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies which, if successful, could reduce our sales and the market acceptance of our products, generate increased price competition and make our products obsolete. For our products to remain competitive, we must, among other things, continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or will continue to have sufficient resources to make these investments or that we will be able to make the technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors’ products.
If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.
A key element of our business strategy is to penetrate new markets by developing new service offerings through strategic relationships with industry participants, including cellular carriers, distributors and channel partners. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to develop and maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements with others or determine to compete with us.
If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales and our business could be harmed.
The development of new products and services can be difficult, time-consuming and costly. There are inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new product or solution are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. As we introduce new products or solutions, our current customers may not require or desire the features of these new offerings and may not purchase them or might purchase them in smaller quantities than we had expected. We may face similar risks that our products or solutions will not be accepted by customers as we enter new markets for our solutions.
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

RISKS RELATED TO DEVELOPING, MANUFACTURING AND DELIVERING OUR SOLUTIONS
We rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
We currently outsource the manufacturing of many of our products to companies including Foxconn, Inventec Appliances Corporation and AsiaTelco Technologies Co. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers are obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
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
Our services use hardware and software from various third parties, some of which are procured from single suppliers. For example our MiFi mobile hotspots and fixed wireless access devices rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and may not be able to meet particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations could be adversely affected.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our corporate offices in San Diego, California and the facilities of our third-party contract manufacturers are exposed to various natural hazards, including earthquake, fire, severe weather and landslides. If any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results.
If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.
We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption could significantly disrupt our business. Additionally, our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer-imposed penalties. In addition, if increases in fuel prices continue to occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.
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
LEGAL AND REGULATORY RISKS
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
The technology industries involving wireless data communications, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence. One or more patent infringement lawsuits from non-practicing entities are brought against us or our subsidiaries each year in the ordinary course of business.

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
Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
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
RISKS RELATED TO BUSINESS DEVELOPMENT ACTIVITIES
We may acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.
As part of our business strategy, we may review acquisition and divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Based on these opportunities, we may acquire additional businesses, assets or technologies in the future. Alternatively, we may divest businesses, assets or technologies. All of these activities are subject to risks and uncertainties and could disrupt or harm our business. For example, if we divest a business or exit a product line, it could result in any one of which could adversely affect our business, financial condition, results of operations or stock price:
•cause a substantial decrease in revenue;
•reduce gross margins and EBITDA; and
•take substantial charges in connection with disposed assets.
Similarly, if we make an acquisition, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or stock price:
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
At December 31, 2023, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2021 and prior of approximately $405.1 million. Approximately $106.9 million of these NOLs have no expiration date. The remainder began to expire in 2024, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company had California NOLs at December 31, 2023 of approximately $64.2 million, which begin to expire in 2028, unless previously utilized, and foreign NOLs for its active foreign subsidiaries of approximately $25.5 million, which generally have no expiration date. At December 31, 2023, the Company had federal research and development tax credit carryforwards of approximately $10.9 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $10.9 million, which have no expiration date. It is possible that we will not generate taxable income in time to use these NOLs before their expiration and additional NOLs will expire unused.
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
The 2025 Notes are currently convertible at the option of the holders at any time until close of business on the business day immediately preceding the maturity date. The 2025 Notes are convertible into shares of the Company’s common stock at a conversion rate of 7.92896 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of $126.12 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 9.51474 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to a conversion price of $105.10 per share of common stock). Holders of the 2025 Notes who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of common stock. If holders of the 2025 Notes elect to convert their 2025 Notes into common stock, we elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with shares of common stock, or we issue shares of common stock in connection with a future refinancing of the 2025 Notes, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with cash, such payments could adversely affect our liquidity.
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
Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.
As of December 31, 2023, Golden Harbor Ltd. and North Sound Trading, L.P. (together the “Investors”) and their affiliates owned an aggregate of approximately 17.7% and 4.0%, respectively, for an aggregate of approximately 21.7%, of the outstanding shares of our common stock. The Investors and their affiliates also hold approximately $80.4 million of the 2025 Notes (49.7% of the outstanding principal amount). The Indenture relating to the 2025 Notes includes a Section 382 conversion blocker that may prevent the Investors from converting their 2025 Notes unless they receive the prior written approval of our Board of Directors. Assuming the conversion of the 2025 Notes owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 26.4% of the outstanding shares of our common stock (19.0% for Golden harbor Ltd. and 7.4% for North Sound Trading, L.P.). As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
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
As of December 31, 2023, there were 25,000 shares of Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) outstanding with an aggregate liquidation preference of $25 million. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount (as defined below) in Note 7 – Preferred Stock and Common Stock in the Notes to the Consolidated Financial Statements) plus (without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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
Changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to record transactions and/or provide timely financial results.
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
•the emergence of global events, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
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
GENERAL RISK FACTORS
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
Our business may be adversely affected by unfavorable macroeconomic conditions

Our business, our results of operations and our financial condition could be adversely affected by various macroeconomic factors and the current and future conditions in the global financial markets. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We recognize the critical importance of maintaining the safety and security of our technology systems and data and have a holistic process for overseeing and managing cybersecurity and information technology related risks. This process is supported by both management and our Board. The Audit Committee (the “Audit Committee”) of our Board has oversight of the Company’s risk management program, and cybersecurity is a component of our overall approach to risk management.
Our cybersecurity policies, standards, processes, and practices are integrated across our operational risk management programs and are based on recognized frameworks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.
Cybersecurity risk management and strategy

As one of the critical elements of our overall risk management program, our cybersecurity program is focused on the following key areas:
•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are regularly evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response & Recovery Planning: We have established and maintain incident response and recovery plans that address our response procedures in the event of a multitude of various cybersecurity incidents. We leverage a Managed Detection and Response service which further helps support our internal security team to identify real time threats across our landscape.
•Risk Management: We maintain a preemptive and comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks across our entire technology stack. The approach aligns to industry standards such as ISO 27005 (Information Security Risk Management). This approach also includes third-party risk management issues presented by third parties, including our vendors, service providers and other external users of our systems. We conduct cybersecurity assessments of third-party vendors that we engage with in our operations to identify and evaluate potential vulnerabilities, including on-site visits for evaluation of certain core operational third-party vendors. In addition, our agreements with material vendors include indemnification provisions with respect to cybersecurity matters.
•Outside Consultants: In addition to the broad capabilities of our internal information security team, we also engage various outside consultants, including contractors, auditors, and other third parties, to among other things, conduct regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advise on potential improvements to our incident prevention, response, and documentation procedures.
•Team Member Education & Awareness: We provide training to new team members, as well as frequent, mandatory training for all team members regarding cybersecurity threats to equip our team members with effective tools to identify and prevent cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Governance & Personnel
Our Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates our information security strategies to ensure effectiveness and, if appropriate, may also include a review from third-party consultants and experts. Senior management updates the Board and Audit Committee on matters regarding information security policies and procedures and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for our risk management oversight.
In addition, we have an IT Security Committee comprised of our top executives from across the Company, including our Chief Executive Officer, Chief Financial Officer, General Counsel, our Director of Information Security and Privacy. The IT Security Committee meets quarterly to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our IT Security Committee to identify and assess potential cybersecurity risks across our business operations.
Our information security team is led by our Director of Information Security and Privacy, who has decades of experience in information technology and cybersecurity. Furthermore, our Director of Information Security and Privacy holds a number of certifications, including CISSP (Certified Information Systems Security Professional) and CCSP (Certified Cloud Security Professional). The information security team conducts periodic assessment and testing of our policies, standards, processes, and practices that are designed to address a multitude of potential cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing, adoption and regular evaluation of incident response plans and procedures, regular team member email phishing test campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, team member cybersecurity awareness programming, regular audits & evaluations of internal and third-party systems, and continuous improvement of the information security management system.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
As of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition.

Item 2.    Properties
Our principal executive office is located in San Diego, California. Our corporate offices are located in San Diego, California where we lease approximately 38,000 square feet under an arrangement that expires in August 2027 and approximately 12,000 square feet under an arrangement that expires in July 2027. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
See Part IV Item 15 Note 10 – Commitments and Contingencies, in the accompanying consolidated financial statements for additional disclosure, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “INSG.”
Number of Stockholders of Record
As of February 16, 2024, there were approximately 17 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
None.
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
Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless wide area network (“WWAN”) and intelligent edge solutions. Our 4G and 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These solutions are specifically built for the enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. Our intelligent edge telematics solutions are designed to improve business outcomes for enterprise and SMB market segments. We also provide a wireless subscriber management solution for carrier’s management of their government and complex enterprise customer subscriptions.

Our 5G products and associated cloud solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These solutions support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
Business Segment Reporting
We operate as one business segment. Our Chief Executive Officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, our operations constitute a single operating segment and one reportable segment.
Financial Statement Presentation
During 2023 the Company reclassified revenues on the Consolidated Statement of Operations in order to align with how management currently reviews revenue results. Historically, the Company classified revenues from products and services into two categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. The Company is now classifying revenues into the following two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. See the Supplemental disclosure of quarterly revenues and cost of revenues section below for a table of revenues and related costs of revenues under the current classification for each of the four quarters during the years ended December 31, 2023 and 2022.
Additionally, during 2023 the Company reclassified all depreciation and amortization expense previously recorded in the operating expense line items of research and development, sales and marketing, and general and administrative expenses on the Consolidated Statement of Operations into a separate line labeled Depreciation and amortization. All prior periods have been reclassified to conform to the current period presentation for these changes.
Factors Which May Influence Future Results of Operations
Revenues. We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. Historically, the Company classified revenues from products and services into two different categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. All prior periods have been reclassified to conform to the current period presentation for this change. A description of each of the current revenue classifications is as follows:

Mobile solutions: Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offerings - Inseego Connect for device management, and 5G SD EDGE for secure networking enabling corporate managed mobile remote workforce. Our Mobile Solutions portfolio also includes 4G VoLTE products and 4G USB modems. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.

Fixed wireless access solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud solutions – Inseego Connect for device management and 5G SD Edge for secure cloud networking. These solutions, sold under the Wavemaker and Skyus brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.

Services and other: We sell certain other types of SaaS solutions. First is our telematics and asset tracking solution that is deployed across multiple vertical markets in Europe, UK, Australia and New Zealand. This solution provides real time visibility to fleet managers on their deployed vehicles with live maps and data to improve driver safety and performance. We have thousands of enterprise and SMB customers currently subscribed to this service. Second, we provide a wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. We also categorize non-recurring engineering services we provide to our customers as Service and other revenue.
We believe that our future revenues will be influenced by a number of factors including:
•deployment of 5G infrastructure equipment;
•adoption of 5G end point products;
•competition in the area of 5G technology;
•increased competition from other fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain wireless data access or device management features;
•acceptance of our products by new vertical markets;
•rate of change to new products;
•economic environment and related market conditions;
•product pricing; and
•changes in technologies.
Our revenues are also significantly dependent upon the availability of materials and components used in our hardware products.
Cost of Revenues. Cost of revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, depreciation of rental assets for telematics services, royalties, operations overhead, costs associated with cancellation of purchase orders and costs related to outside services. Also included in cost of revenues are costs related to inventory adjustments, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. Our operating costs consist of four primary categories: research and development, sales and marketing, general and administrative, and depreciation and amortization costs,.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, information technology, and professional fees. This category includes the expenses needed to operate as a publicly traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses.
Depreciation and amortization expenses. Our depreciation and amortization expenses primarily include depreciation on our property, plant, and equipment, amortization of capitalized software projects, and amortization of intangibles purchased through acquisitions. Depreciation related to rental assets of our telematics services are included in Cost of Revenues as noted above.
Impairment of capitalized software. Impairment expenses can be recorded on capitalized software intended for internal and external use. Impairments of capitalized software intended for internal use are recorded when the carrying value of the asset group to which the software belongs is not recoverable and exceeds its fair value. Impairments of capitalized software intended for external use are recorded when the net realizable value of the asset falls below its carrying value.
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

Results of Operations
The following table sets forth our consolidated statements of operations in dollars (in thousands) and expressed as a percentage of revenues, derived from the accompanying consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2023		2022
Revenues:
Mobile solutions	$80,498	41.1%	$143,524	58.5%
Fixed wireless access solutions	54,900	28.1	43,602	17.8
Product revenues	135,398	69.2	187,126	76.3
Services and other	60,290	30.8	58,197	23.7
Total revenues	195,688	100.0	245,323	100.0
Cost of revenues:
Product	127,157	65.0	161,943	66.0
Services and other	16,077	8.2	16,471	6.7
Total cost of revenues	143,234	73.2	178,414	72.7
Gross profit	52,454	26.8	66,909	27.3
Operating costs and expenses:
Research and development	21,513	11.0	38,290	15.6
Sales and marketing	21,504	11.0	32,825	13.4
General and administrative	20,721	10.6	26,208	10.7
Depreciation and amortization	19,759	10.1	24,490	10.0
Impairment of capitalized software	5,239	2.7	3,014	1.2
Total operating costs and expenses	88,736	45.3	124,827	50.9
Operating loss	(36,282)	(18.5)	(57,918)	(23.6)
Other income (expense):
Interest expense, net	(9,072)	(4.6)	(8,606)	(3.5)
Other income (expense), net	54	—	(1,910)	(0.8)
Loss before income taxes	(45,300)	(23.1)	(68,434)	(27.9)
Income tax provision (benefit)	885	0.5	(465)	(0.2)
Net loss	(46,185)	(23.6)	(67,969)	(27.7)
Series E preferred stock dividends	(2,991)	(1.5)	(2,736)	(1.1)
Net loss attributable to common stockholders	$(49,176)	(25.1)%	$(70,705)	(28.8)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues. Revenues for the year ended December 31, 2023 were $195.7 million, a decrease of $49.6 million, or 20.2%, compared to the same period in 2022.
The following table summarizes net revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2023	2022	$	%
Mobile solutions	$80,498	$143,524	$(63,026)	(43.9)%
Fixed wireless access solutions	54,900	43,602	11,298	25.9
Product revenues	135,398	187,126	(51,728)	(27.6)
Services and other	60,290	58,197	2,093	3.6
Total	$195,688	$245,323	$(49,635)	(20.2)
Mobile solutions. The $63.0 million decrease in mobile solutions revenues is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as we transition from 4G products to 5G product offerings, partially offset by sales of 5G hotspots related to our MiFi business (launched in the second half of 2022).
Fixed wireless access solutions. The $11.3 million increase in fixed wireless access solutions revenues is primarily due increased adoption of fixed wireless access products, specifically sales of a 5G Fixed Wireless Access device that we launched in the second quarter of 2023.
Services and other. The $2.1 million increase in services and other net revenues is primarily due to increased telematics subscription revenues.
Cost of revenues. Cost of revenues for the year ended December 31, 2023 was $143.2 million, or 73.2% of net revenues, compared to $178.4 million, or 72.7% of net revenues, for the same period in 2022.
The following table summarizes cost of revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2023	2022	$	%
Product	$127,157	$161,943	$(34,786)	(21.5)%
Services and other	16,077	16,471	(394)	(2.4)
Total	$143,234	$178,414	$(35,180)	(19.7)
Product. The $34.8 million decrease in Product cost of revenues is primarily is a result of lower sales of LTE gigabit hotspots, partially offset by an increase in inventory and contract manufacturer reserves as further described below.
Services and other. The $0.4 million decrease in Services and other cost of revenues is primarily due to reduced costs associated with providing our telematics services.
Gross profit. Gross profit for the year ended December 31, 2023 was $52.5 million, or a gross margin of 26.8%, compared to $66.9 million, or a gross margin of 27.3%, for the same period in 2022. The decrease in gross profit is primarily due to lower revenues. The slight decrease in gross profit margin is due to an increase in inventory and contract manufacturer reserves discussed below, which were partially offset by a higher percentage of high margin service revenues, higher margins in our telematics business, and various initiatives to improve efficiencies in production.
As discussed in Part IV Item 15 Note 2 – Financial Statement Details, in the year ended December 31, 2023, the Company recorded a write-down of $9.6 million to reflect inventories at net realizable value, in addition to a $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.8 million in net charges for contract manufacturing liabilities (whose remaining balance is accrued in the Accrued Expenses and Other Current Liabilities) related to excess materials at the contract manufacturers’ sites. All $17.7 million of these charges were recorded in cost of product revenues during the year ended December 31, 2023 and thereby negatively impacted Gross Profit. Management’s analysis was based on new information that became available during the year, updated sales projections and other dynamics in the market.

Supplemental disclosure of quarterly revenues and cost of revenues. As noted above, the Company has elected to classify revenues into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. The company has reclassified all prior periods to conform to the current period presentation for this change. Below is a supplemental disclosure of revenues and costs of revenues under the current classification for the each quarter in the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended	Three Months Ended
	December 31, 2023	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenues:
Mobile solutions	$80,498	$16,029	$22,534	$18,895	$23,040
Fixed wireless access solutions	54,900	12,411	11,114	19,505	11,870
Product revenues	135,398	28,440	33,648	38,400	34,910
Services and other	60,290	14,314	14,935	15,157	15,884
Total revenues	195,688	42,754	48,583	53,557	50,794
Cost of revenues:
Product	127,157	25,782	42,788	30,620	27,967
Services and other	16,077	3,496	3,900	4,041	4,640
Total cost of revenues	143,234	29,278	46,688	34,661	32,607
Gross profit	$52,454	$13,476	$1,895	$18,896	$18,187

	Year Ended	Three Months Ended
	December 31, 2022	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenues:
Mobile solutions	$143,524	$21,469	$40,292	$37,469	$44,294
Fixed wireless access solutions	43,602	16,467	14,173	9,935	3,027
Product revenues	187,126	37,936	54,465	47,404	47,321
Services and other	58,197	14,980	14,702	14,452	14,063
Total revenues	$245,323	$52,916	$69,167	$61,856	$61,384
Cost of revenues:
Product	161,943	33,021	46,777	39,953	42,192
Services and other	16,471	4,082	4,434	4,011	3,944
Total cost of revenues	178,414	37,103	51,211	43,964	46,136
Gross profit	$66,909	$15,813	$17,956	$17,892	$15,248
Operating costs and expenses. The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2023	2022	$	%
Research and development	$21,513	$38,290	$(16,777)	(43.8)%
Sales and marketing	21,504	32,825	(11,321)	(34.5)
General and administrative	20,721	26,208	(5,487)	(20.9)
Depreciation and amortization	19,759	24,490	(4,731)	(19.3)
Impairment of capitalized software	5,239	3,014	2,225	73.8
Total	$88,736	$124,827	$(36,091)	(28.9)
Research and development expenses. Research and development expenses for the year ended December 31, 2023 were $21.5 million, or 11.0% of net revenues, compared to $38.3 million, or 15.6% of net revenues, for the same period in 2022. The decrease in research and development expenses was primarily due to a reduction in headcount and lower consulting and outside service fees, in pursuit of cost reduction efforts, compared to the same period in 2022.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2023 were $21.5 million, or 11.0% of net revenues, compared to $32.8 million, or 13.4% of net revenues, for the same period in 2022. The decrease in sales and marketing expenses was primarily due to lower professional fees and reduction in sales headcount compared to the same period in 2022.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2023 were $20.7 million, or 10.6% of net revenues, compared to $26.2 million, or 10.7% of net revenues, for the same period in 2022. The decrease in general and administrative expenses was primarily due to a decrease in share-based compensation expense due to lower restricted stock unit (“RSU”) based bonuses during the year ended December 31, 2023 compared to the same period in 2022.
Depreciation and amortization expenses. Depreciation and amortization expenses for the years ended December 31, 2023 was $19.8 million, or 10.1% of net revenues, compared to $24.5 million, or 10.0% of net revenues, for the same period in 2022. The decrease in depreciation and amortization expenses was primarily due to lower amortization related to capitalized software projects during the year ended December 31, 2023 compared to the same period in 2022.
Impairment of capitalized software. For the years ended December 31, 2023 and 2022, we recorded impairments of $5.2 million and $3.0 million, respectively. The impairments during 2023 were primarily related to the decision to discontinue a software project related to our telematics business in the fourth quarter of 2023.
Other income (expense). The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2023	2022	$	%
Interest expense, net	(9,072)	(8,606)	(466)	5.4
Other income (expense), net	54	(1,910)	1,964	(102.8)
Total	$(9,018)	$(10,516)	$1,498	(14.2)
Interest expense, net. The $0.5 million increase in interest expense, net for the year ended December 31, 2023 over the same period in 2022 was primarily due higher interest rates in 2023 and the Credit Agreement which commenced in the second half of 2022.
Other income (expense), net. The $2.0 million increase in other income, net over the same period in 2022 was primarily due to favorable changes in foreign exchange rates in the current period.
Income tax provision (benefit). Income tax provision for the years ended December 31, 2023 and 2022 was a provision of $0.9 million and a benefit of $0.5 million, respectively. This $1.4 million increase in income tax expense was driven by an increase in pre-tax profits at certain foreign subsidiaries for the current year period compared to a loss in the prior year period.
Series E Preferred Stock dividends and deemed dividend from the preferred stock exchange. During the years ended December 31, 2023 and 2022, we recorded dividends of $3.0 million and $2.7 million, respectively, on our Series E Preferred Stock.

Reverse Stock Split
On January 24, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to January 24, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding convertible notes, stock options and RSUs entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities. All applicable common share and per share amounts have been retrospectively restated to show the effect of the reverse split.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and a revolving credit facility as discussed further below. As of December 31, 2023, we had available unrestricted cash and cash equivalents totaling $7.5 million and $3.2 million of availability under the Credit Facility compared with cash and cash equivalents of $7.1 million as of December 31, 2022. As of December 31, 2023, we had working capital of $2.3 million compared to working capital as of December 31, 2022 of $21.4 million.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, expected availability under its secured asset-backed Credit Facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain profitable operations and generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of potential litigation or otherwise, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
The Company’s Credit Facility has a maturity date of December 31, 2024. The Company’s convertible 2025 Notes (as defined below) have a principal balance of $161.9 million and matures on May 1, 2025. The Company’s intention is to restructure or refinance the Credit Facility and the 2025 Notes, however there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
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
Revolving Credit Facility
On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Siena Lending Group LLC, as lender (“Lender”). The Credit Agreement established a $50.0 million secured asset-backed revolving credit facility (“Credit Facility”) with a final maturity date of December 31, 2024. On February 25, 2023, we entered into an amendment of the Credit Agreement with an effective date of December 15, 2022, which clarified certain terms within the Credit Agreement. On May 2, 2023, we entered into a third amendment of the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants (as so amended, the “Amended Credit Agreement”). On February 20, 2024, we entered into a fourth amendment (the “Fourth Amendment”) of the Credit Agreement which relaxed the financial covenants under the Credit Agreement by decreasing the minimum liquidity level we are required to maintain from $10 million to $8 million. Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Amended Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately.
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
The Amended Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $8 million at any time. The Amended Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the financial covenants contained in the Amended Credit Agreement as of December 31, 2023.
As of December 31, 2023, we had outstanding borrowings under the Credit Agreement of $4.1 million and availability of $3.2 million.
2025 Notes
After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the 2025 Notes was $161.9 million as of both December 31, 2023 and December 31, 2022. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Equity Distribution Agreement
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. During the year end ended December 31, 2023, the Company sold 803,596 shares of common stock, at an average price of $7.50 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. There was no ATM transactions during the year ended December 31, 2022. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Contractual Obligations and Commitments
As of December 31, 2023, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, our future payments under these noncancellable purchase obligations were approximately $33.9 million.
•$161.9 million in outstanding principal amount of 2025 Notes with required interest payments; see Part IV Item 15 Note 5 – Debt;
•$4.1 million in outstanding borrowings under the Credit Facility; see Part IV Item 15 Note 5 – Debt;

•Operating lease liabilities that are included on our consolidated balance sheet; see Part IV Item 15 Note 11 – Leases; and
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$7,165	$(33,289)
Net cash used in investing activities	(10,169)	(13,319)
Net cash provided by financing activities	2,211	5,427
Effect of exchange rates on cash	1,169	(1,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	376	(42,669)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash, cash equivalents and restricted cash, end of period	$7,519	$7,143
Operating activities.
Net cash provided by operating activities for the year ended December 31, 2023 is primarily comprised of a $46.2 million net loss incurred during the period, partially offset by non-cash charges, including depreciation and amortization of $22.5 million, excess and obsolete inventory provisions of $9.6 million, share-based compensation expense of $7.4 million, capitalized software impairments of $5.2 million, and amortization of debt discount and debt issuance costs of $2.0 million.
Net cash used in operating activities for the year ended December 31, 2022 is primarily comprised of a $68.0 million net loss and $17.8 million of net cash used by working capital, partially offset by non-cash charges, including depreciation and amortization of $27.2 million, share-based compensation expense of $17.9 million, of amortization of debt issuance and discount costs of $3.0 million, capitalized software impairments of $3.0 million, and excess and obsolete inventory provisions of $2.6 million .
Investing activities.
Net cash used in investing activities during the year ended December 31, 2023 is primarily comprised of $9.5 million in of cash outflows related to the development of software in support of our products and services and $0.7 million of property, plant and equipment and rental asset purchases.
Net cash used in investing activities during the year ended December 31, 2022 was primarily comprised of $11.8 million of cash outflows related to the development of software in support of our products and services and $1.5 million of property, plant and equipment and rental asset purchases.
Financing activities.
Net cash provided by financing activities during the year ended December 31, 2023 is primarily comprised of $6.1 million in proceeds from the public offering, partially offset by $3.8 million of cash outflow related to net repayments of our Credit Facility.
Net cash provided by financing activities during the year ended December 31, 2022 is primarily comprised of $7.9 million net borrowing of our Credit Facility, partially offset by $1.6 million in principal repayments of financed assets.
Critical Accounting Estimates
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of December 31, 2023 and 2022 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of December 31, 2023 and 2022, we had no variable-rate borrowings related to the 2025 Notes.
The 2025 Notes include an embedded derivative which was marked to a fair value of zero at both December 31, 2023 and 2022. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item IV Part 15 Note 4 – Fair Value Measurements and Note 5 – Debt in this Annual Report on Form 10-K.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Credit Facility. As of December 31, 2023, assuming our Credit Facility was fully drawn up to the $15.0 million borrowing base, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
Inflation Risk
Inflation has increased during the period covered by this Annual Report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience an effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
Currency Risk
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our revenue is denominated in U.S. Dollars. However, as we have operations in foreign countries, primarily in Europe, a stronger U.S. Dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. Dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
For the fiscal year ended December 31, 2023, sales denominated in foreign currencies were approximately 16.5% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, and Australian Dollar. For the twelve months ended December 31, 2023, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $3.2 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements and the Reports of Independent Registered Public Accounting Firms appear in Part IV of this report.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
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
(a)(3)    Exhibits
The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.4
Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

3.5
Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 23, 2024).

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

10.1*
Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.2*
Change in Control Agreement dated September 25, 2017 between Inseego Corp. and Ashish Sharma (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on form 10-K, filed March 3, 2023).

10.3*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

Exhibit No.	Description
10.4*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.5
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.6*	Inseego Corp. Executive Officer Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2023).

10.7
Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

10.8*	Offer Letter dated September 12, 2023 between Inseego Corp. and Steven Gatoff. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2023).

10.9*
Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.3 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.10
Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to the Company’s (incoroporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q, filed November 3, 2022.

10.11
First Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on form 10-K, filed March 3, 2023).

10.12
Third Amendment, dated as of May 2, 2023, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on May 3, 2023).

10.13
Exit Fee Letter Agreement, dated May 2, 2023, between Inseego Wireless, Inc., South Ocean Funding, LLC, and North Sound Ventures, LP. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, filed on May 3, 2023).

21**	Subsidiaries of Inseego Corp.

23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Exhibit No.	Description
*	Management contract, compensatory plan or arrangement
**	Filed herewith

(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2024	INSEEGO CORP.

	By	/s/ Ashish Sharma
Ashish Sharma
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ashish Sharma	Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Ashish Sharma

/s/ Steven Gatoff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2024
Steven Gatoff

/s/ Jeffrey Tuder	Director	February 21, 2024
Jeffrey Tuder

/s/ Christopher Lytle	Director	February 21, 2024
Christopher Lytle

/s/ Christopher Harland	Director	February 21, 2024
Christopher Harland

/s/ James B. Avery	Director	February 21, 2024
James B. Avery

/s/ Stephanie Bowers	Director	February 21, 2024
Stephanie Bowers

/s/ Philip Brace	Director	February 21, 2024
Philip Brace

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Philadelphia, Pennsylvania
February 21, 2024

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,519	$7,143
Accounts receivable, net of allowance for expected credit losses of $1,113 and $541, respectively	22,616	25,259
Inventories	22,880	37,976
Prepaid expenses and other	5,211	7,978
Total current assets	58,226	78,356
Property, plant and equipment, net of accumulated depreciation of $28,920 and $26,049, respectively	2,758	5,390
Rental assets, net of accumulated depreciation of $7,003 and $5,484, respectively	5,083	4,816
Intangible assets, net of accumulated amortization of $39,987 and $31,629, respectively	27,140	41,383
Goodwill	21,922	21,922
Operating lease right-of-use assets	5,412	6,662
Other assets	1,256	1,420
Total assets	$121,797	$159,949
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,795	$29,018
Accrued expenses and other current liabilities	27,022	27,945
Revolving credit facility, net	4,094	—
Total current liabilities	55,911	56,963
Long-term liabilities:
2025 Notes, net	159,912	158,427
Revolving credit facility, net	—	7,851
Operating lease liabilities	5,039	5,903
Deferred tax liabilities, net	680	323
Other long-term liabilities	2,360	600
Total liabilities	223,902	230,067
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of December 31, 2023 and 2022 (aggregate liquidation preference of $35,123)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 11,878,557 shares issued and outstanding as of December 31, 2023 and 10,846,815 shares issued and outstanding as of December 31, 2022 (*)	12	11
Additional paid-in capital (*)	810,138	793,952
Accumulated other comprehensive loss	(5,327)	(6,329)
Accumulated deficit	(906,928)	(857,752)
Total stockholders’ deficit	(102,105)	(70,118)
Total liabilities and stockholders’ deficit	$121,797	$159,949
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Mobile solutions	$80,498	$143,524
Fixed wireless access solutions	54,900	43,602
Product revenues	135,398	187,126
Services and other	60,290	58,197
Total revenues	195,688	245,323
Cost of revenues:
Product	127,157	161,943
Services and other	16,077	16,471
Total cost of revenues	143,234	178,414
Gross profit	52,454	66,909
Operating costs and expenses:
Research and development	21,513	38,290
Sales and marketing	21,504	32,825
General and administrative	20,721	26,208
Depreciation and amortization	19,759	24,490
Impairment of capitalized software	5,239	3,014
Total operating costs and expenses	88,736	124,827
Operating loss	(36,282)	(57,918)
Other income (expense):
Interest expense, net	(9,072)	(8,606)
Other income (expense), net	54	(1,910)
Loss before income taxes	(45,300)	(68,434)
Income tax provision (benefit)	885	(465)
Net loss	(46,185)	(67,969)
Series E preferred stock dividends and deemed dividends	(2,991)	(2,736)
Net loss attributable to common stockholders	$(49,176)	$(70,705)
Per share data:
Net loss per common share:
Basic and diluted (*)	$(4.32)	$(6.59)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted (*)	11,372,069	10,726,933
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(46,185)	$(67,969)
Other comprehensive (loss) gain:
Foreign currency translation adjustment	1,002	2,202
Total comprehensive loss	$(45,183)	$(65,767)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount
Balance, December 31, 2021	25	$—	10,538	$105	$770,619	$(787,047)	$(8,531)	$(24,854)
Net loss	—	—	—	—	—	(67,969)	—	(67,969)
Foreign currency translation adjustment	—	—	—	—	—	—	2,202	2,202
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,728	—	—	1,728
Exercise of stock options, vesting of RSUs and stock issued under ESPP	—	—	310	3	1,187	—	—	1,190
Taxes withheld on net settled vesting of RSUs	—	—	(1)	—	(290)	—	—	(290)
Share-based compensation	—	—	—	—	17,875	—	—	17,875
Series E preferred stock dividends	—	—	—	—	2,736	(2,736)	—	—
Impact of retroactively adjusted stock split				(97)	97
Balance, December 31, 2022	25	—	10,847	11	793,952	(857,752)	(6,329)	(70,118)
Net loss	—	—	—	—	—	(46,185)	—	(46,185)
Foreign currency translation adjustment	—	—	—	—	—	—	1,002	1,002
Vesting of RSUs and stock issued under ESPP, net of taxes withheld	—	—	228	3	(308)	—	—	(305)
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	804	8	6,049	—	—	6,057
Share-based compensation	—	—	—	—	7,444	—	—	7,444
Series E preferred stock dividends	—	—	—	—	2,991	(2,991)	—	—
Impact of retroactively adjusted reverse stock split				(10)	10			—
Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,185)	$(67,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	22,522	27,206
Fair value adjustment on derivative instrument	—	(926)
Provision for expected credit losses	446	189
Impairment of capitalized software	5,239	3,014
Provision for excess and obsolete inventory	9,562	2,614
Write-off of capitalized inventory order fees	1,275	—
Impairment of operating lease right-of-use assets	469	—
Share-based compensation expense	7,444	17,875
Amortization of debt discount and debt issuance costs	1,953	2,960
Loss on debt conversion and extinguishment, net	—	450
Deferred income taxes	388	(570)
Non-cash operating lease expense	1,726	1,268
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	1,891	2,441
Inventories	669	(3,065)
Prepaid expenses and other assets	2,441	5,642
Accounts payable	(1,860)	(26,313)
Accrued expenses other liabilities	1,110	3,450
Operating lease liabilities	(1,925)	(1,555)
Net cash provided by (used in) operating activities	7,165	(33,289)
Cash flows from investing activities:
Purchases of property, plant and equipment	(704)	(1,481)
Additions to capitalized software development costs and purchases of intangible assets	(9,465)	(11,838)
Net cash used in investing activities	(10,169)	(13,319)
Cash flows from financing activities:
Net repayment of bank and overdraft facilities	(186)	(569)
Net (repayments) borrowings on asset-backed revolving credit facility	(3,757)	7,851
Payment of debt issuance costs on asset-backed revolving credit facility	—	(1,126)
Principal payments under finance lease obligations	—	(62)
Principal payments on financed assets	—	(1,567)
Proceeds from a public offering, net of issuance costs	6,057	—
Proceeds from stock option exercises and ESPP	97	900
Net cash provided by financing activities	2,211	5,427
Effect of exchange rates on cash	1,169	(1,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	376	(42,669)
Cash, cash equivalents and restricted cash, beginning of period	7,143	49,812
Cash and cash equivalents, end of period	$7,519	$7,143

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,013	$5,535
Income taxes	$142	$168

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$3,415	$442
Right-of-use assets obtained in exchange for operating leases liabilities	$1,030	$705
Capital expenditures financed through accounts payable or accrued liabilities	$98	$2,276

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company”, “Inseego”, “We” or “Our”) is a leader in the design and development of fixed and mobile wireless products as well as cloud solutions for businesses, consumers, and governments around the globe. Our products and solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. The Company’s principal executive office is located at 9710 Scranton Road, Suite 200, San Diego, CA 92121. The Company’s corporate offices are also located at 9710 Scranton Road, Suite 200, San Diego CA 92121 and its sales and engineering offices are located throughout the world. Inseego’s common stock trades on the NASDAQ Global Select Market under the trading symbol “INSG.”
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
During 2023 the Company has reclassified revenue on the Consolidated Statement of Operations. Historically, the Company classified revenues from products and services into two categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. The Company is now classifying revenues from products and services into the following two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. See Revenue Recognition below for a description of these groupings. Additionally, during 2023 the Company reclassified all depreciation and amortization expense previously recorded in the operating expense line items of research and development, sales and marketing, and general and administrative expenses on the Consolidated Statement of Operations into a separate line labeled Depreciation and amortization. All prior periods have been reclassified to conform to the current period presentation for these changes.
Reverse Stock Split
On January 24, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to January 24th were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive cash in lieu of such fractional share.
The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding convertible notes entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.
All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information
The Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, accrued liabilities related to our contract manufacturers, valuation of tangible and intangible long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Risks and Uncertainties
We may be affected by various macroeconomic factors and the current and future conditions in the global financial markets. The global credit and financial markets have recently experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The inflationary pressures impacting the global supply chain could potentially increase the cost of revenues in the current and future years. The ongoing inflation challenges could adversely impact future revenues, gross margins and financial results.
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
Liquidity
As of December 31, 2023, the Company had available cash and cash equivalents totaling $7.5 million, working capital of $2.3 million, and $3.2 million of availability to borrow under its secured asset-backed Credit Facility (as defined below).
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, expected availability under its secured asset-backed Credit Facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain profitable operations and generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of potential litigation or otherwise, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
The Company’s Credit Facility has a maturity date of December 31, 2024. The Company’s convertible 2025 Notes (as defined below) have a principal balance of $161.9 million and matures on May 1, 2025. The Company’s intention is to restructure or refinance the Credit Facility and the 2025 Notes, however there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. See Note 5 – Debt for more information on the Credit Facility and the 2025 Notes.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. There are no cash equivalents as of December 31, 2023 or December 31, 2022. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. Restricted cash held in escrow as of December 31, 2021 was released during 2022 and we no longer have any restricted cash on our balance sheet as of December 31, 2023 and December 31, 2022.

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
The Company classifies its revenues from the sale of its products and services into two categories, Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other.
See geographic disaggregation information in Note 12 – Geographic Information and Concentrations of Risk.
Mobile solutions: Our Mobile wireless product portfolio consists of intelligent mobile broadband solutions, HD quality VoLTE products, 4G mobile solutions and an advanced 5G portfolio of mobile products. Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users annually to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio includes cloud offerings with Inseego Connect for device management, and 5G SD EDGE for secure networking enabling corporate managed mobile remote workforce.

Fixed wireless access solutions: Our Fixed Wireless Solutions product portfolio consists of indoor, outdoor and industrial wireless broadband solutions. Our Fixed Wireless solutions, sold under the Wavemaker and Skyus brands, are sold by wireless operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.
Services and other: Services and other primarily consists of various subscription offerings within the Company’s telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications; services performed under our Inseego Subscribe SaaS application, which provides managed the selection, deployment, and spend of customers’ wireless assets; and non-recurring engineering services provided to our customers.
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
The Company recognizes revenue upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company determines revenue recognition according to the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, performance obligations are satisfied. Substantially all of our product revenues are recognized at a point in time, while substantially all of our service and other revenues are recognized over time.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Hardware. Hardware revenue from the sale of the Company’s devices is recognized when the Company transfers control to the customer, typically at the time when the product is delivered, shipped or installed, at which time, title passes to the customer and there are no further performance obligations with regards to the hardware device. The Company also considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue, the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
Maintenance and support services revenue. Periodically, the Company sells separately-priced warranty contracts that extend beyond the Company’s base warranty period. The separately priced service contracts range from 12 to 36 months. The Company typically receives payment at the inception of the contract and recognizes revenue as earned on a straight-line basis over the term of the contract. The Company’s estimated allowances for product warranties can vary from actual results and the Company may have to record additional charges to cost of revenue.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force as contract acquisition costs if such costs are significant and both incremental and recoverable. Any capitalized sales commissions are either deferred and amortized over a period of benefit exceeding one year or are expensed as incurred if the period of benefit is one year or less. There were no contract assets related to customer acquisition costs as of December 31, 2023 or 2022 since the Company’s customer contracts are predominantly hardware sales that are immediately recognized as revenue upon either shipment or delivery, and therefore the related contract acquisition costs are also immediately recognized. Sales commissions are included in sales and marketing expense as incurred. Sales commissions associated with SaaS offerings are not material.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, then deferred revenue is recorded. Contract liabilities are also recorded when the Company collects payments in advance of performing the services. As of December 31, 2023 and 2022, the Company had contract liabilities comprised of $5.6 million and $5.1 million of short-term deferred revenue included within accrued expenses and other current liabilities and $1.7 million and $0.6 million of long-term deferred revenue included within other long-term liabilities on the consolidated balance sheets, respectively.
Cost of Revenues
Cost of revenues includes the costs associated with the manufacturing of our portfolio of hardware devices, as well as direct personnel costs for employees and contractors, depreciation and amortization, and other period adjustments related to costs of inventories sold or for sale or use in manufacturing.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of sales and marketing expense. Shipping and handling costs were approximately $1.0 million and $2.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Taxes Collected from Customers
Taxes collected on the value of transaction revenue are excluded from product and services revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company’s payment terms are generally net 30 days from invoice date and could go up to 90 days for large carrier customers.
The Company recognizes an allowance for credit losses at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. As needed, amounts are written-off when determined to be uncollectible.
As of December 31, 2023 and 2022, the Company reported $22.6 million and $25.3 million, respectively, of accounts receivable, net of allowances of $1.1 million and $0.5 million, respectively.
Inventories and Provision for Excess and Obsolete Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inbound shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.
Intangible Assets other than Goodwill
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from previous acquisitions, along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software development costs for both internal and external use. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from two to ten years. Indefinite-lived intangible assets, including in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired.
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. At each balance sheet date, the unamortized capitalized software development cost for external use is compared to its net realizable value by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets and are amortized on a straight-line basis to general and administrative expense in the consolidated statement of operations over the estimated useful life of the software. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Valuation of Indefinite-Lived Intangible Assets
The Company performs an annual impairment review of indefinite-lived assets during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the asset is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the asset is less than its carrying amount, then no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, then the Company calculates the fair value of the asset and compares the fair value to the asset’s carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than it’s carrying value. The Company did not record any impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2023 and 2022.
Goodwill
Goodwill represents the excess purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill is tested for impairment during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist.
Valuation of Goodwill
Goodwill is tested for impairment at the reporting unit level by first assessing qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s carrying amount. An impairment charge is recognized if the fair value of the business (reporting unit) is less than its carrying value. The Company has identified two reporting units for the purpose of goodwill impairment testing, Ctrack and Inseego North America (“INA”), and performed a qualitative test for goodwill impairment of the two reporting units during the fourth fiscal quarter. Based upon the results of qualitative testing, the Company believed that it was more-likely-than not that the fair value of these reporting units were greater than their respective carrying values. For the years ended December 31, 2023 and 2022, the Company recorded no impairment loss related to goodwill.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment and rental assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. Fair value is determined based on an evaluation of the assets’ associated discounted future cash flows or appraised value. For the years ended December 31, 2023 and 2022, the Company had no impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal and external use, described further Note 3 – Goodwill and Other Intangible Assets.
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
Rental Assets
The cost of rental assets, which represents fleet management and vehicle tracking hardware installed in customers’ vehicles where such hardware is provided as part of a fixed term contract with the customer, is capitalized and disclosed separately in the consolidated balance sheets. The Company recognizes depreciation expense on rental assets to costs of services and other revenues on a straight-line basis over the term of the contract, generally three to four years, commencing on installation of the rental asset.
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
The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise.
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
Foreign Currency Transactions
Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rate between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. Such increase or decrease is reported by the Company as a foreign currency transaction gain or loss within Other income (expense), net, in the consolidated statements of operations. We recognize foreign currency transaction gains and losses primarily on intercompany transactions between certain subsidiaries in foreign countries. Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future and recognizes realized and unrealized gains and losses on these transactions in the period in which they occur.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recognizes share-based compensation expense over the requisite service period of each individual award, which generally equals the vesting period, using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche, when achievement of that tranche is considered probable.
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
Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan were $0.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Employer matching contributions vest immediately.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Loss Per Share Attributable to Common Stockholders
Net loss attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares that were outstanding during the period. Diluted net loss attributable to common stockholders (“EPS”) reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.
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
The Company classifies inputs to measure fair value using a three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels and is defined as follows:
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Loss
Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to losses that are recorded as an element of stockholders’ deficit and are excluded from net loss. The Company’s other comprehensive loss is currently composed of foreign currency translation adjustments.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of 2022 and there was no impact to the consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The ASU is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of 2022 and there was no impact to the consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. The Company adopted the ASU in the first quarter of 2023 and there was no impact to the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The FASB issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The company does not expect the provisions of the standard to have a material impact on the Company's financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$21,264	$31,153
Raw materials and components	1,616	6,823
Total inventories	$22,880	$37,976
During the year ended December 31, 2023, the Company recorded a write-down of $9.6 million to reflect inventories at net realizable value, in addition to a $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.8 million in net charges for contract manufacturing liabilities (whose remaining balance is accrued in the Accrued Expenses and Other Current Liabilities section below) related to excess materials at the contract manufacturers’ sites. All $17.7 million of these charges are recorded in product cost of revenues on the consolidated statement of operations.
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2023	2022
Rebate receivables	$1,950	$2,038
Receivables from contract manufacturers	1,823	3,561
Other	1,438	2,379
Total prepaid expenses and other	$5,211	$7,978
Property, plant and equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Test equipment	$19,717	$19,724
Computer equipment and purchased software	4,590	4,603
Product tooling	5,153	5,007
Furniture and fixtures	1,331	1,214
Vehicles	115	119
Leasehold improvements	772	772
Total property, plant and equipment, gross	31,678	31,439
Less—accumulated depreciation and amortization	(28,920)	(26,049)
Total property, plant and equipment, net	$2,758	$5,390
Rental assets
Rental assets consist of the following (in thousands):

	December 31,
	2023	2022
Rental assets	$12,086	$10,300
Less—accumulated depreciation	(7,003)	(5,484)
Total rental assets	$5,083	$4,816

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization
Depreciation and amortization expense related to property, plant and equipment, including rental assets and property, plant and equipment under finance leases, was $6.1 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Royalties	$845	$992
Payroll and related expenses	4,159	8,873
Warranty obligations	480	480
Professional fees	310	738
Accrued interest	1,038	1,112
Deferred revenue	5,583	5,060
Customer advances	—	2,828
Operating lease liabilities	1,681	1,759
Accrued contract manufacturing liabilities	7,537	1,416
Value added tax payables	531	449
Other	4,858	4,238
Total accrued expenses and other current liabilities	$27,022	$27,945
Note 3. Goodwill and Other Intangible Assets
The Company had a goodwill balance of $21.9 million at both December 31, 2023 and 2022.
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	$4,751	$(4,465)	$286
Trademarks and trade names	9,513	(7,950)	1,563
Customer relationships	8,500	(7,447)	1,053
Capitalized software development costs	41,275	(17,320)	23,955
Other	2,884	(2,805)	79
Total finite-lived intangible assets	$66,923	$(39,987)	26,936
Indefinite-lived intangible assets:
In-process capitalized software development costs			204
Total intangible assets			$27,140

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	$4,534	$(4,016)	$518
Trademarks and trade names	9,513	(7,105)	2,408
Customer relationships	8,500	(6,597)	1,903
Capitalized software development costs	40,767	(11,686)	29,081
Other	2,884	(2,225)	659
Total finite-lived intangible assets	$66,198	$(31,629)	34,569
Indefinite-lived intangible assets:
In-process capitalized software development costs			6,814
Total intangible assets			$41,383
Amortization expense for the years ended December 31, 2023 and 2022 was approximately $16.4 million and $20.1 million, respectively, including approximately $14.3 million and $17.9 million related to capitalized software development costs for the years ended December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023 and 2022, the Company recorded $5.2 million and $3.0 million, respectively, of impairment losses on intangible assets related to capitalized software.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2024	$11,115
2025	6,617
2026	3,151
2027	2,716
2028	2,166
Thereafter	1,171
Total	$26,936
Note 4. Fair Value Measurements
The Company’s only financial instrument measured at fair value on a recurring basis is its interest make-whole payment derivative liability on its 2025 Notes (see Note 5 – Debt). The fair value of that liability was zero as of both December 31, 2023 and 2022.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	December 31, 2023	December 31, 2022
Volatility	77%	50%
Stock price	$2.20 per share	$8.40 per share
Credit spread	92.20%	56.52%
Term	1.34 years	2.34 years
Dividend yield	—%	—%
Risk-free rate	4.60%	4.35%

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of the interest make-whole derivative liability at December 31, 2023 and December 31, 2022 was determined using assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.
During the years ended December 31, 2023 and 2022, there were no conversions of the 3.25% convertible senior notes due 2025 (the “2025 Notes”) into shares of the Company’s common stock.
During the year ended December 31, 2023, there was no change in the fair value of the interest make-whole liability. For the year ended December 31, 2022, the Company recorded a $0.9 million gain as a result of the changes in fair value of the interest make-whole liability within other income (expense), net on the consolidated statement of operations.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2025 Notes. The 2025 Notes are carried at amortized cost, adjusted for changes in fair value of the embedded derivative.
Note 5. Debt
Convertible Notes
2025 Notes
In May 2020, the Company completed both a registered public offering, and a privately negotiated exchange agreement, that resulted in the issuance of the 2025 Notes. After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the 2025 Notes was $161.9 million as of both December 31, 2023 and December 31, 2022.
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
The initial conversion rate for the 2025 Notes is 7.92896 shares of common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $126.12 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.
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
Interest make-whole payment
The 2025 Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $105.10, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income, net. See Note 4 – Fair Value Measurements, for more information on this derivative liability.
As of December 31, 2023 and 2022, $161.9 million of principal of the 2025 Notes was outstanding, $80.4 million of which were held by related parties. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million of the 2025 Notes is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	December 31,
	2023	2022
Principal	$161,898	$161,898
Add: fair value of embedded derivative	—	—
Less: unamortized debt discount	(1,106)	(1,933)
Less: unamortized issuance costs	(880)	(1,538)
Net carrying amount	$159,912	$158,427
The effective interest rate of the liability component of the 2025 Notes was 4.17% for the twelve months ended December 31, 2023 and 2022. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$5,262	$5,262
Amortization of debt discount	828	828
Amortization of debt issuance costs	659	659
Total interest expense	$6,749	$6,749
The contractual interest expense on the 2025 Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $2.6 million and $2.6 million in the years ended December 31, 2023 and 2022,

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. As of both December 31, 2023 and 2022, accrued interest due to related parties of $0.4 million was included within accrued expenses and other current liabilities on the consolidated balance sheets.
Asset-Backed Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company, an indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”) as subsequently amended (see Note 13 – Subsequent Events for further information on the most recent amendment) . The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
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
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $8 million at any time (the “Liquidity Covenant”). The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which the Company’s borrowing base is calculated and that exclusion would have resulted in a violation of the Liquidity Covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement (as amended, the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and also “Eligible Inventory.” The Amended Credit Agreement was entered into on February 25, 2023 with an effective date of December 15, 2022. The Company was in compliance with the financial covenants of the Amended Credit Agreement as of December 31, 2023.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 2, 2023, (1) two related parties (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Amended Credit Agreement (the “Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Amended Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an aggregate exit fee ranging from 7.5% to 12.5% of the amount of the Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Participation Interest, as applicable. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. The Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock. Accretion of the exit fee attributable to related parties recorded within interest expense, net on the consolidated statements of operations was $0.2 million for the year ended December 31, 2023.
Upon execution of the Credit Agreement on August 5, 2022, the Company paid $1.1 million of debt issuance costs, which are being amortized to interest expense throughout the term of the agreement. Amortization expense of $0.5 million and $0.2 million related to debt issuance cost was recognized for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were $0.5 million and $0.9 million of unamortized debt issuance costs on the Credit Facility included within prepaid expenses and other and other assets on the consolidated balance sheets, respectively. As of December 31, 2023, the Company had outstanding borrowings of $4.1 million and availability of $3.2 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.
The effective interest rate of the average outstanding balance of the Credit Facility was 54.5%, which includes 14.4% related to amortization of original issuance costs, and 17.7%, which includes 8.5% related to amortization of original issuance costs, for the twelve months ended December 31, 2023 and 2022, respectively. The higher interest rates relate to the fact that there is a minimum borrowing amount for interest calculations under the Credit Facility. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$861	$211
Amortization of debt issuance costs	466	194
Total interest expense	$1,327	$405
Note 6. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2023 and 2022 is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(47,703)	$(63,939)
Foreign	2,403	(4,495)
Loss before income taxes	$(45,300)	$(68,434)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (benefit) provision for income taxes for the years ended December 31, 2023 and 2022 is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	20	50
Foreign	477	55
Total current	497	105
Deferred:
Federal	9	15
State	—	—
Foreign	379	(585)
Total deferred	388	(570)
(Benefit) Provision for income taxes	$885	$(465)
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$1,175	$715
Provision for excess and obsolete inventory	4,679	759
Capitalized research and experimental expenditures	8,629	8,986
Convertible debt	3,526	9,782
Depreciation and amortization	1,725	—
Interest expense limitation	18,689	12,722
Net operating loss and tax credit carryforwards	114,813	112,297
Share-based compensation	3,065	3,375
Right-of-use-asset	2,209	2,294
Unrecognized tax benefits	—	1,942
Deferred tax assets	158,510	152,872
Valuation allowances	(155,158)	(145,431)
Deferred tax assets, net of valuation allowances	3,352	7,441
Deferred tax liabilities:
Operating lease liability	(2,607)	(2,518)
Acquired intangible assets	(555)	(599)
Depreciation and amortization	—	(4,288)
Unrealized foreign currency gains	(870)	(359)
Deferred tax liabilities	(4,032)	(7,764)
Deferred tax liabilities, net	$(680)	$(323)
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2023 and 2022, the Company recognized valuation allowances of $10.1 million, and $13.6 million, respectively, related to its deferred tax assets created in those respective years for entities with historical losses and full valuation allowances. Based on the Company’s current position on valuation allowance, no net income tax benefits resulted in the Company’s consolidated statements of operations from the operating losses created during those years.
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
The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2023 and 2022 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2023	2022
Federal tax benefit, at statutory rate	$(9,154)	$(14,371)
State benefit, net of federal benefit	711	(370)
Foreign tax rate difference	148	(259)
Valuation allowance against future tax benefits	9,727	13,564
Research and development credits	(760)	(2,222)
Share-based compensation	1,622	1,010
Non-deductible officers compensation	—	108
True-up of prior year provisions	(1,474)	2,123
Other	65	(48)
(Benefit) Provision for income taxes	$885	$(465)
At December 31, 2023, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2021 and prior of approximately $405.1 million. Approximately $106.9 million of these NOLs have no expiration date. The remainder will begin to expire in 2024, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2023 of approximately $64.2 million, which begin to expire in 2028, unless previously utilized, and foreign NOLs for its active foreign subsidiaries of approximately $25.5 million, which generally have no expiration date. At December 31, 2023, the Company had federal research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $10.9 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $10.9 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2023 and did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the remaining 50% in February 2023. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2021	$41,629
Increases related to current and prior year tax positions	1,286
Balance at December 31, 2022	42,915
Increases related to current and prior year tax positions	506
Decreases from lapses of statute of limitations and prior year tax positions	(30,782)
Balance at December 31, 2023	$12,639
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2023.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2020 and 2019, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act of 2022 (the “IRA”), which includes certain business tax provisions. The IRA provides for excise taxes on corporate stock buy-backs and a minimum tax on corporate financial statement income in excess of $1.0 billion. These new provisions became effective January 1, 2023. The Company does not expect the IRA to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2023.
Note 7. Preferred Stock and Common Stock
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of December 31, 2023, the Company had 25,000 shares of Series E preferred stock issued and outstanding.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $10.1 million and $7.1 million of dividends accrued, approximating $404.93 and $285.29 per preferred share, as of December 31, 2023 and 2022, respectively.
Common Stock
As of December 31, 2023, the Company had 150,000,000 shares of $0.001 par value common stock authorized for issuance and 11,878,557 shares issued and outstanding.
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). There were no sales under the ATM during the year ended December 31, 2022. During the year ended December 31, 2023 the Company sold 803,596 shares of common stock, at an average price of $7.54 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Note 8. Share-based Compensation
During the years ended December 31, 2023 and 2022, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 3,275,309 shares, of which 910,076 remain available for future grants.
During the year ended December 31, 2023 and 2022, the Board of Directors of the Company approved and the Company granted RSUs to eligible employees under the 2018 Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), as annual bonus payments. During the years ended December 31, 2023 and 2022, the total charges related to bonus payments were $1.2 million and $8.8 million, respectively.
For the years ended December 31, 2023 and 2022, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$772	$2,110
Research and development	1,526	5,369
Sales and marketing	1,215	3,528
General and administrative	3,931	6,868
Total	$7,444	$17,875
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2023	2022
Expected dividend yield	—%	—%
Risk-free interest rate	4.3%	1.8%
Volatility	174%	78%
Expected term (in years)	4.4	5.7
The weighted-average fair value of stock option awards granted during the years ended December 31, 2023 and 2022 was $3.16 and $29.10, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	808,579	$48.05
Granted	150,500	46.30
Exercised	(37,069)	13.70
Canceled	(108,714)	79.65
Outstanding — December 31, 2022	813,296	$46.50
Granted	82,825	4.13
Exercised	—	—
Canceled	(350,249)	38.39
Outstanding — December 31, 2023	545,872	$44.16	6.30	$1
Vested and Expected to Vest — December 31, 2023	504,839	$45.74	6.08	$—
Exercisable — December 31, 2023	365,246	$49.57	5.07	$—
The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2022 was approximately $3.7 million.
As of December 31, 2023, total unrecognized share-based compensation expense related to non-vested stock options was $3.0 million, which is expected to be recognized over a weighted-average period of approximately 2.78 years. The Company recognized approximately $4.0 million and $5.9 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2023 and 2022, respectively.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of restricted stock unit activity under all plans for the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2021	124,772	76.54
Granted	254,405	45.08
Vested	(227,882)	45.32
Forfeited	(33,458)	34.52
Non-vested — December 31, 2022	117,837	73.30
Granted	366,713	5.78
Vested	(246,706)	12.92
Forfeited	(34,836)	39.77
Non-vested — December 31, 2023	203,008	19.84
During the years ended December 31, 2023 and 2022, the total fair value of shares vested was $1.2 million and $9.5 million, respectively.
As of December 31, 2023, there was $2.3 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.39 years. The Company recognized approximately $3.3 million and $11.7 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2023 and 2022, respectively.
2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 532,400 shares of common stock may be purchased by eligible employees.
During the years ended December 31, 2023 and 2022, the Company issued 64,150 shares and 52,567 shares, respectively, under the ESPP. The Company recognized approximately $0.1 million and $0.3 million of share-based compensation expense related to the ESPP during the years ended December 31, 2023 and 2022, respectively.
Note 9. Loss per Share
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
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(49,176)	$(70,705)
Weighted-average common shares outstanding*	11,372,069	10,726,933
Basic and diluted net loss per share	$(4.32)	$(6.59)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of outstanding potential shares of common stock that have been excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022
Convertible notes	1,291	1,409
Non-qualified stock options	546	813
Restricted stock units	203	118
Employee Stock Purchase Plan	25	43
Total	2,065	2,383
Note 10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the upcoming three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations). As of December 31, 2023, future payments under these noncancellable purchase obligations were approximately $33.9 million.
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
Note 11. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Operating right-of-use assets, net	Operating lease right-of-use assets	$5,412	$6,662

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,681	$1,759
Non-current operating lease liabilities	Operating lease liabilities	5,039	5,903
Total operating lease liabilities		$6,720	$7,662

Weighted-average remaining lease term (in years)		4.2	4.1
Weighted-average discount rate		9.0%	9.0%
The components of lease cost were as follows (in thousands):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	2023	2022

Operating lease costs included in operating costs and expenses	$2,303	$2,453
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023
	2023	2022

Operating cash flows related to operating leases	$2,369	$2,464
Operating right-of-use assets obtained in exchange for lease liabilities	$1,030	$705
The future minimum payments under operating leases were as follows at December 31, 2023 (in thousands):

2024	$2,208
2025	1,904
2026	1,878
2027	1,282
2028	148
Thereafter	723
Total minimum operating lease payments	8,143
Less: amounts representing interest	(1,423)
Present value of net minimum operating lease payments	6,720
Less: current portion	(1,681)
Long-term portion of operating lease obligations	$5,039
Note 12. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s long-lived tangible assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company (in thousands):

	December 31,
	2023	2022
United States	$7,667	$12,103
United Kingdom	5,159	4,259
Other	1,683	1,926
Total	$14,509	$18,288
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2023	2022
United States and Canada	$163,491	$201,799
Europe (including United Kingdom)	26,097	27,562
Australia	5,982	11,250
Other	118	4,712
Total	$195,688	$245,323

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Risk
For the year ended December 31, 2023, three customers accounted for 31.6%, 27.2% and 15.0% of net revenues, respectively. For the year ended December 31, 2022, two customers accounted for 35.1% and 32.2% of net revenues, respectively.
At December 31, 2023, two customers accounted for 41.8% and 10.2% of total accounts receivable, net, respectively. At December 31, 2022, two customers accounted for 37.4% and 21.9% of total accounts receivable, net, respectively.
Note 13. Subsequent Events
On February 19, 2024, Ashish Sharma resigned as Chief Executive Officer and President of the Company, to be effective as of February 23, 2024. In addition, the Company’s board of directors (the “Board”) appointed Philip G. Brace, a member of the Board, as Executive Chairman, effective as of February 19, 2024.
On February 20, 2024, we entered into a fourth amendment (the “Fourth Amendment”) of the Credit Agreement. The Fourth Amendment relaxed the financial covenants under the Credit Agreement by decreasing the minimum liquidity level we are required to maintain from $10 million to $8 million. No costs were incurred by the Company in connection with the Fourth Amendment.