Form 10-K/A
period 2023-12-31
INSEEGO CORP.
filed 2024-04-30
CIK 1022652

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2023 of Inseego Corp. (the “Company” or “Inseego”), filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 22, 2024 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

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

Mr. Avery, age 60, was appointed to the Board in August 2018 pursuant to the terms of that certain Securities Purchase Agreement, dated August 6, 2018, by and among the Company, North Sound Trading, L.P. and Golden Harbor Ltd. Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategy, merger & acquisitions and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), and as a member of the Compensation Committee of the Board (the “Compensation Committee”) and the Audit Committee of the Board (the “Audit Committee”). Mr. Avery’s term as a director will expire at the 2026 annual meeting of stockholders of the Company.

Stephanie Bowers	Director since June 2021

Ms. Bowers, age 44, was appointed to the Board in June 2021. Ms. Bowers has two decades of U.S. government experience at the White House and with the U.S. Department of State. Ms. Bowers led the U.S. Embassy in The Bahamas as Chargé d’Affaires from 2018 to 2020. Prior to that, Ms. Bowers held senior positions in both Democratic and Republican administrations, including serving as chief of staff for the Western Hemisphere at the State Department from 2016 to 2018, as Deputy Director of Central America Affairs at the State Department from 2015 to 2016 and as a National Security Council Director at the White House from 2013 to 2014. Her previous foreign service experience includes acting as an Economic Officer in South Africa and Spain and overseeing some of the U.S. government’s largest foreign assistance initiatives and budgets, including in the Middle East and throughout the Americas and the Caribbean.

Ms. Bowers received bachelor degrees in International Affairs and French Language and Literature from The George Washington University. She received a Master of Science degree in National Security Strategy from the National War College, where she was named Distinguished Graduate. Ms. Bowers’ substantial experience in international relations and government affairs provide valuable perspective and expertise as a member of our Board. Ms. Bowers’ term as a director will expire at the 2025 annual meeting of stockholders of the Company

Philip Brace	Director Since September 2023
Executive Chairman of the Board since February 2024

Mr. Brace, age 53, was appointed to the Board in September 2023 and has served as Executive Chairman, on an interim basis, since February 2024. Mr. Brace has 30 years of experience in the semiconductor, server, IoT and storage industries and has served in multiple roles across various disciplines, including software, hardware, engineering, marketing, and sales. His most recent role was as President and CEO of Sierra Wireless Inc. from July 2021 to January 2023, until its acquisition by Semtech. Prior to this, Mr. Brace served as Executive Vice President of Veritas Technologies from 2019 to 2021 and President of Cloud Systems and Electronic Solutions at Seagate Technology from 2015 to 2017. Mr. Brace began his career at Intel Corporation and LSI Corporation, holding various engineering and management roles. Mr. Brace received his Bachelor of Applied Science degree in Computer Engineering from the University of Waterloo and his Master’s degree in Electrical Engineering from California State University, Sacramento. Mr. Brace is also a member of the Board of Directors at Lantronix, Inc. and Blackberry, Inc. Mr. Brace’s term as a director will expire at the 2025 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 66, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received a Master of Business Administration from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Christopher Lytle	Director since October 2020

Mr. Lytle, age 54, was appointed to the Board in October 2020. Since January of 2023, Mr. Lytle has been a co-founder and partner of Smith Point Capital, a growth equity fund focused on enterprise software. He has been president of Longfellow Capital, a private investment firm, since January 2009. He served in a consulting capacity as the Company’s Head of Government Affairs from April 2020 to October 2020 and has been providing strategic consulting services to the Company since 2018. Mr. Lytle previously served as the Company’s Chief Strategy Officer and Executive Vice President of Enterprise SaaS Solutions from August 2017 to October 2018. Prior to joining the Company, Mr. Lytle was President of Cavulus, a privately-held SaaS-based technology provider in the healthcare industry. Before joining Cavulus, Mr. Lytle was a Managing Director at Morgan Stanley from July 2006 to December 2008 and previously was Lead Portfolio Manager of RCL Capital, a hedge fund focused on small and mid-cap telecom and wireless technology businesses from July 2006 to December 2008. He is also a board member of Prolifiq, a leading cloud-native provider of sales-enablement applications to Salesforce customers. Mr. Lytle holds a Bachelor of Arts degree in Economics from Lafayette College. Mr. Lytle’s knowledge of the Company and experience with enterprise SaaS software solutions provide valuable background for him to serve as a member of our Board. Mr. Lytle’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 51, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC since April 2015. Mr. Tuder is also Chief Executive Officer of Concord Acquisition Corp II. Prior to founding Tremson, he held investment roles at KSA Capital Management, LLC and at JHL Capital Group, LLC. Previously, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, and was a member of the private equity investment team at Fortress Investment Group, LLC. Mr. Tuder began his career in various investment capacities at Nassau Capital and ABS Capital Partners. Mr. Tuder currently serves on the board of directors of GCT Semiconductor Holding, Inc. (f/k/a Concord Acquisition Corp III), and previously served on the board of directors of MRV Communications, Inc., SeaChange International, Unico American, and NamTai Property. Mr. Tuder also has served as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as Chair of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee. Mr. Tuder’s term as a director will expire at the 2026 annual meeting of stockholders of the Company.

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

The table below sets forth the current composition of our standing Board committees:

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

Compensation Committee Interlocks and Insider Participation

Messrs. Avery and Tuder served on our Compensation Committee during 2023. None of the members of our Compensation Committee during 2023 has ever been one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our current executive officers as of April 30, 2023:

Executive	Age	Title
Philip Brace	53	Executive Chairman
Steven Gatoff	56	Chief Financial Officer

The biographical information with respect to Mr. Brace included above is incorporated herein by reference. Since February 19, 2024, Mr. Brace has served as Executive Chairman on an interim basis, to continue until the earlier of six months from his appointment to such position or a permanent Chief Executive Officer and President is hired.

Steven Gatoff has served as the Company’s Chief Financial Officer since September 2023. Before joining Inseego, Mr. Gatoff, served as chief financial officer (“CFO”) of Edge Case Research, Inc. from early 2023 to September 2023. Before that, he worked as CFO of each of the following corporations: HALO Dx, Inc. (dba HALO Precision Diagnostics) in 2022; Absolute Software Corporation from 2020 to 2022; 8x8, Inc. from 2018 to 2020; PagerDuty, Inc. from 2016 to 2018; Rapid7, Inc. from 2013 to 2016; and iPass, Inc. from 2009 to 2013. Prior to these positions, Mr. Gatoff held senior finance roles at United Online, Inc., Sterling Commerce, Inc. and VeriSign Inc. Earlier in his career, Mr. Gatoff worked as an investment banker at several Wall Street firms including Bear Stearns & Co., Credit Suisse First Boston and Morgan Stanley. He began his career as an auditor with Deloitte & Touche. Mr. Gatoff earned a Master of Business Administration (MBA) degree from Columbia University and a Bachelor of Science (BS) degree from the University of Vermont. He is a certified public accountant (CPA).

There are no family relationships among any of our executive officers and/or directors. There are currently no legal proceedings, and during the past 10 years, there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our current executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and anyone holding 10% or more of a registered class of our equity securities to file reports with the SEC showing their holdings of, and transactions in, these securities. Based solely on a review of copies of such reports we received, we believe that during 2023 all its reporting persons filed such reports on a timely basis.

Item 11. Executive Compensation

The following information describes the material elements of compensation for the Company’s named executive officers for the year ended December 31, 2023, which consist of: (1) Ashish Sharma, our former President and Chief Executive Officer; (2) Steven Gatoff, our Chief Financial Officer; (3) Doug Kahn, our former Executive Vice President of Operations; and (4) Robert Barbieri, our former Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ashish Sharma(4)	2023	500,000	–	–	–	12,500	512,500
Former Chief Executive Officer &	2022	482,308	–	956,000	3,741,983	12,056	5,192,344
President
Steven Gatoff (5)	2023	96,923	–	–	83,475	–	$180,398
Chief Financial Officer
Robert Barbieri(6)	2023	292,307	–	–	–	101,076	393,384
Former Chief Financial Officer	2022	400,000	–	–	–	10,154	410,154
Doug Kahn(7)	2023	281,250	–	–	–	82,968	364,218
Former Executive Vice President,	2022	325,000	–	–	–	9,000	334,000
Operations

____________________

(1)	No bonuses were earned with respect to the Company’s performance for fiscal 2022 or 2023.
(2)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Original Form 10-K.
(3)	See the All Other Compensation table below for additional information.
(4)	Mr. Sharma served as the Company’s Chief Executive Officer until February 24, 2024.
(5)	Mr. Gatoff joined as the Company’s Chief Financial Officer starting September 14, 2023.
(6)	Mr. Barbieri served as the Company’s Chief Financial Officer until September 14, 2023.
(7)	Mr. Kahn served as the Company’s Executive Vice President, Operations until November 4, 2023.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Ashish Sharma	2023	12,500	–		12,500
	2022	12,056	–		12,056
Steven Gatoff	2023	–	–		–
Robert Barbieri	2023	8,769	92,307	(1)	101,076
	2022	10,154	–		10,154
Doug Kahn	2023	8,437	74,531	(2)	82,968
	2022	9,000	–		9,000

(1)	Represents severance pay pursuant to Mr. Barbieri’s change in control and severance agreement, as described below under “Narrative Discussion of Summary Compensation Table - Severance and Change-in-Control Arrangements.”
(2)	Represents (1) severance pay of $50,000 pursuant to Mr. Kahn’s change in control and severance agreement, as described below under “Narrative Discussion of Summary Compensation Table - Severance and Change-in-Control Arrangements”; and (2) accrued vacation paid upon termination of $24,531.

Narrative Discussion of Summary Compensation Table

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

Base Salaries. Base salary is the guaranteed element of employees’ annual cash compensation. Base salaries are generally based on relative responsibility and are targeted to provide competitive guaranteed cash compensation. The value of base salary reflects the employee’s long-term performance, skillset and the market value of that skill set. Base salaries for our named executive officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions.

The base salaries for each of the named executive officers for 2023 are shown in the following table.

Name	2023 Base Salary
Ashish Sharma	$500,000
Steven Gatoff	$350,000
Robert Barbieri	$400,000
Doug Kahn	$325,000

Executive Bonuses. Each of our named executive officers is eligible to earn an incentive bonus each fiscal year, with such bonuses awarded based on achievement of corporate financial goals established by the Compensation Committee. Each named executive officer has a target bonus expressed as a percentage of the named executive officer’s base salary. We require that participants continue to be employed through the payment date to receive a bonus. Participants hired during the year are eligible to receive a pro rata bonus based on the portion of the year that they were employed by the Company. For 2023, the target annual bonuses for our named executive officers were as follows:

Target Bonus
Name	% of Salary
Ashish Sharma	65%
Steven Gatoff	50%
Robert Barbieri	50%
Doug Kahn	40%

In 2023, the Company failed to meet the performance measures established by the Compensation Committee, and no bonuses were awarded to the named executive officers. Based on individual performance, the Compensation Committee has discretion to adjust bonus payouts – either up or down – to reflect the individual performance of each named executive officer during the year. No discretionary bonuses were awarded during 2023 to the named executive officers.

Equity Compensation. We offer stock options and restricted stock units to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Generally, our stock options granted to new hires have vested as to 25% of the total number of option shares on the first anniversary of the award and in equal monthly installments over the following 36 months. Restricted stock units generally vest at a rate of 25% of the total number of shares on each anniversary of the grant date.

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

Severance and Change-in-Control Arrangements. We generally enter into offer letters, rather than formal employment agreements, with our named executive officers. The letters set forth the initial salary and bonus targets for each named executive officer. In addition, each of the named executive officers, as well as certain other key employees, is a party to a change in control and severance agreement with the Company. The principal purpose of the agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits, as well as certain severance benefits.

The Company entered into Change-in-Control and Severance Agreements with Messrs. Sharma, Gatoff, Barbieri and Kahn - all with substantially identical provisions - to provide severance benefits in the event the executive’s employment is terminated. A description of the material terms of the agreements, including the severance benefits payable under these agreements is set forth below.

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

provided, however, that in order to receive the aforementioned severance benefits (other than the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans), the named executive officer must execute a general release of claims. Each of Messrs. Sharma, Barbieri and Kahn became entitled to receive the foregoing severance and other benefits in connection with their departures from the Company.

Under the agreements, subject to the executive’s execution of a general release of claims (other than with respect to the first severance benefit noted below), the named executive officer is entitled to the following severance benefits, in lieu of the benefits described above, if the named executive officer ’s employment is terminated by the Company without cause or by the named executive officer for good reason during a Change-in-Control Period:

•	an amount equal to the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans;

•	an amount equal to the sum of 18 months of the named executive officer’s base salary;

•	an amount equal to 12 months of the named executive officer’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by the named executive officer and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

The Change-in-Control and Severance Agreements described above utilize the following definitions:

•	“Cause” means:

o	any act of material misconduct or material dishonesty by the named executive officer in the performance of his or her duties;

o	any willful failure, gross neglect or refusal by the named executive officer to attempt in good faith to perform his or her duties to the Company or to follow the lawful instructions of the Board (except as a result of physical or mental incapacity or illness) which is not promptly cured after written notice;

o	the named executive officer’s commission of any fraud or embezzlement against the Company (whether or not a misdemeanor);

o	any material breach of any written agreement with the Company, which breach has not been cured by the named executive officer (if curable) within 30 days after written notice thereof to the named executive officer by the Company;

o	the named executive officer’s being convicted of (or pleading guilty or nolo contendere to) any felony or misdemeanor involving theft, embezzlement, dishonesty or moral turpitude; and/or

o	the named executive officer’s failure to materially comply with the material policies of the Company in effect from time to time relating to conflicts of interest, ethics, codes of conduct, insider trading, or discrimination and harassment, or other breach of the named executive officer’s fiduciary duties to the Company, which failure or breach is or could reasonably be expected to be materially injurious to the business or reputation of the Company.

•	“Good Reason” means the occurrence, without the named executive officer ’s consent, for more than thirty days after such named executive officer provides the Company a written notice detailing such conditions of:

o	a material diminution in his or her base compensation;

o	a material diminution in his or her job responsibilities, duties or authorities; or

o	a relocation of his or her principal place of work by more than 50 miles.

•	“Change-in-Control” means:

o	a transaction after which an individual, entity or group owns 50% or more of the outstanding shares of our common stock, subject to limited exceptions;

o	a sale of all or substantially all of the Company’s assets; or

o	a merger, consolidation or similar transaction, unless immediately following such transaction (a) the holders of our common stock immediately prior to the transaction continue to beneficially own more than 50% of the combined voting power of the surviving entity in substantially the same proportion as their ownership immediately prior to the transaction, (b) no person becomes the beneficial owner, directly or indirectly, of more than 50% of the total voting power of the outstanding shares of the voting securities eligible to elect directors of the surviving entity and (c) at least a majority of the members of the board of directors of the surviving entity immediately following the transaction were also members of the Board at the time the Board approved the transaction.

•	“Change-in-Control Period” means the period commencing 30 days prior to a Change-in-Control and ending on the 12-month anniversary of such Change-in-Control.

2023 Say-On-Pay Vote

At our 2023 annual meeting of stockholders, our stockholders approved, on a non-binding, advisory basis, the compensation paid to our named executive officers described in our 2023 proxy statement. Approximately 90.6% of the votes cast on the matter were voted in favor of this “say-on-pay” approval. The Board and the Compensation Committee considers the voting results when establishing our executive compensation programs.

Clawback Policy

On October 24, 2023, the Compensation Committee of the Board adopted an Executive Officer Clawback Policy (the “Clawback Policy”). The Clawback Policy, which becomes effective immediately, will be administered by the Compensation Committee.

The Clawback Policy provides that in the event that the Company is required to prepare an accounting restatement to correct the Company’s material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements (a) that is material to the previously issued financial statements or (b) that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), the Company shall recover erroneously awarded incentive-based compensation from its Officers. The recovery of such compensation applies regardless of (i) whether an Officer engaged in misconduct or otherwise caused or contributed to the requirement for a Restatement, and (ii) whether or when the Company files restated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our named executive officers that were outstanding at December 31, 2023.

Option Awards	Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1) (2)	Option Exercise Price ($)(1)	Option Expiration Date		Number of shares of stock that have not vested (#)(1)(3)	Market value of shares of stock that have not vested ($)(4)
Ashish Sharma	3/1/2022	–	–	–	–		15,000	33,000
			3/1/2022	–	25,000	(5)	47.80	3/1/2032
			3/1/2022	–	25,000	(5)	75.00	3/1/2032
			3/1/2022	–	25,000	(5)	100.00	3/1/2032
			3/1/2022	–	25,000	(5)	150.00	3/1/2032
			3/1/2022	–	25,000	(5)	200.00	3/1/2032
			6/6/2021	15,625	9,375		96.60	6/6/2031
			2/5/2020	23,958	1,042		77.00	2/5/2030
			7/30/2018	25,000	–		18.00	7/30/2028
			9/25/2017	15,000	–		13.80	9/25/2027
Steven Gatoff	09/14/2023	–	25,000	4.73	9/14/2033		–	–
Robert Barbieri	–	–	–	–	–		–	–
Doug Kahn	06/30/2021	4,960	–	100.90	06/30/2031
			7/29/2020	2,032	–		137.20	7/29/2030
			10/4/2019	3,334	–		47.80	10/4/2029
			2/13/2019	10,005	–		48.40	2/13/2029

___________________

(1)	Number of shares and exercise prices are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024.
(2)	Unless otherwise indicated, stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(3)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(4)	Calculated based on the closing price per share of our common stock on December 30, 2022 ($0.84).
(5)	Twenty-five percent (25%) of the shares subject to the options shall be first eligible to vest and become exercisable on the first anniversary of the grant date and (b) 1/48 of the shares vest on each monthly anniversary thereafter (such options which have become so eligible, "Eligible Options"), such that one hundred percent (100%) of the options shall become Eligible Options on the four-year anniversary of the Grant Date. The options shall vest and become only if (a) they have become Eligible Options; and (b) the average of the per-share closing price of the Company's common stock as reported on the principal exchange on which the shares are listed has equaled or exceeded the exercise price for ten (10) trading days within any 30 day period prior to the date of exercise.

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2023 (which amounts are prorated for directors who only served for a portion of the year):

	Chair	Member

Board of Directors	$80,000	$40,000
Audit Committee	$20,000	$10,000
Compensation Committee	$14,000	$6,000
Nominating and Corporate Governance Committee	$10,000	$5,000

(1)	For independent directors only. If the Chair is also an employee or officer of the Company they will not receive retainers for service on the Board. Effective June 1, 2023, the Board approved a temporary one-year increase in Mr. Tuder’s compensation to a monthly fee of $35,000 per month (in lieu of any other cash compensation) as compensation for various special projects Mr. Tuder was engaged in at the request and direction of the Board, with a goal of achieving sustainable positive free cash flow, including but not limited to: (i) assisting management to identify and implement cost savings and operational efficiencies; (ii) overseeing initiatives to improve the Company’s balance sheet and optimize the Company’s capital structure; (iii) reviewing and assessing the Company’s strategy and consideration of strategic alternatives; and (iv) optimizing the Company’s management and organizational structure. In February 2024, Mr. Brace was appointed Executive Chairman, on an interim basis. In consideration for his service as Executive Chairman, the Board approved a temporary $20,000 per month increase in Mr. Brace’s cash compensation. In addition, the Board will award Mr. Brace a one-time special equity award in the form of RSUs, to be granted upon the completion of Mr. Brace’s service as Executive Chairman, with an economic value of $50,000 per month of service in such capacity that will vest immediately upon grant.

Equity-Based Compensation. The Board approved the following components for equity compensation to be awarded to each non-management director of the Company for 2023.

•	An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.

•	Thereafter, an annual equity award in the form of RSUs with an economic value of $125,000 that vests in full on the first anniversary of the grant date.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the year ended December 31, 2023. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
James B. Avery(3)	66,000	$125,000	$191,000
Stephanie Bowers	45,000	$125,000	$170,000
Philip Brace(4)	11,087	$145,000	$156,087
Christopher Harland	50,000	$125,000	$175,000
Christopher Lytle	40,000	$125,000	$165,000
Jeffrey Tuder	324,333	$125,000	$449,333

_____________________

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2023 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Original Form 10-K.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock options and unvested stock awards outstanding as of December 31, 2023. The number of shares are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	21,551	–
Stephanie Bowers	22,013	–
Philip Brace	35,365
Christopher Harland	21,551	–
Christopher Lytle	21,551	–
Jeffrey Tuder	21,551	5,690

(3)	As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Mr. Brace was appointed to the Board effective as of September 19, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2023, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and the 2018 Incentive Plan were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2018 Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2023 regarding the Company’s existing and predecessor plans. Number of shares and exercise prices are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	491,593		$48.49	921,749	(2)
Equity compensation plans not approved by security holders	54,302	(3)	$4.96	–

______________________

(1)	Amount is based on the weighted-average exercise price of vested and unvested outstanding stock options. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2018 Incentive Plan. As of December 31, 2023, there were 26,107 shares of our common stock available for issuance under the Purchase Plan (all of which were eligible to be purchased during the offering period in effect on such date) and 895,642 shares of our common stock available for issuance under the 2018 Incentive Plan.
(3)	Represents outstanding options under the 2015 Incentive Plan and inducement options were issued as employment inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4). The 2015 Incentive Plan, which includes the same material terms as the 2018 Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

Security Ownership Certain Beneficial Owners and Management

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2024 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 11,882,844 shares of common stock outstanding as of March 31, 2024. Number of shares are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024.

Directors and Named Executive Officers
			Total Shares of
			Common Stock
			Beneficially
	Shares Owned	Right to Acquire	Owned
Name of Beneficial Owner	(#)	(#)(1)	(#)	Percentage
Ashish Sharma	28,286	–	–	*
Steven Gatoff	–	–	–	*
Robert Barbieri	–	–	–	*
Doug Kahn	–	–	–	*
James B. Avery	–	–	–	*
Philip Brace	1,400	–	1,400	*
Stephanie Bowers	7,324	–	7,324	*
Christopher Harland	10,629	–	10,629	*
Christopher Lytle	38,407	2,973 (3)	41,380	*
Jeffrey Tuder	22,915	5,690	28,605	*
All directors and executive officers as a group (seven persons)	80,675	8,663	89,338	*

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2024.

(2)	Does not include shares of common stock held by Braslyn, Ltd., Golden Harbor Ltd. or Tavistock Financial, LLC, in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial, LLC.

(3)	Includes 2,973 shares of common stock issuable upon the conversion of outstanding convertible notes held in an individual retirement for the benefit of Mr. Lytle’s mother. Mr. Lytle has investment power with respect to such shares and may be deemed to be the beneficial owner thereof. Mr. Lytle disclaims beneficial ownership of such shares.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except for modifications that are disclosed below and except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2024. The number of shares are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024.

			Total Shares of
			Common Stock
			Beneficially
	Shares Owned	Right to Acquire	Owned
Name and Address of Beneficial Owner	(#)	(#)	(#)	Percentage
Entities affiliated with Golden Harbor Ltd. (1)	2,078,935	193,910	2,272,845	18.8%
Cay House
EP Taylor Drive N7776
Lyford Cay
New Providence C5
Entities affiliated with North Sound Management, Inc.(2)	469,189	440,475	909,664	7.4%
c/o Edward E. Murphy
115 East Putnam Avenue
Greenwich, CT 06830

(1)	Based on a Form 4 filed by Tavistock Financial, LLC and Joe Lewis with the SEC on October 3, 2023. Represents shares beneficially owned by Golden Harbor Ltd., Tavistock Financial, LLC and Braslyn Ltd., each of which Mr. Lewis is the sole indirect owner. Includes 193,910 shares of common stock issuable upon the conversion outstanding convertible notes that were not included in the beneficial ownership amounts disclosed in the Form 4 filed on October 3, 2023.
(2)	Based on a Schedule 13D/A filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on March 2, 2021. Represents shares beneficially owned by North Sound Management, Inc., North Sound Trading, LP, and Mr. Miller. Includes the following that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on March 2, 2021: (1) 440,475 shares of common stock issuable upon the conversion outstanding convertible notes but are currently exercisable because the ownership limitation in the convertible notes has terminated, (2) 1,420 shares of common stock issued upon vesting of restricted stock units; and (3) 45,756 shares of common stock issued in September 2021 in exchange for shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share pursuant to an exchange agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Interest Payments on Convertible Notes

During 2023, the Company made interest payments to Golden Harbor Ltd., a five percent holder, North Sound Trading, L.P., a five percent holder, and an individual retirement account held by Mr. Lytle’s mother, over which Mr. Lytle has investment discretion in the amounts of $794,820, $1,805,180, and $12,188 respectively, pursuant to the Company’s 3.25% Convertible Senior Notes due 2025.

Participation Interests in Loan Agreement

On May 2, 2023, (1) South Ocean Funding, LLC and North Sound Ventures, LP (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest (the “Participation Interest”) in the Company’s Loan and Security Agreement (the “Credit Agreement”) with Siena Lending, LLC (the “Lender”) pursuant to a Participation Agreement between the Participants and the Lender (the “Participation Agreement”). In connection with the purchase of the Participation Interest, the Company agreed to pay the Participants an exit fee upon the earlier of (a) the scheduled maturity date of the Credit Agreement, (b) the termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Agreement, and (c) the early redemption of the Participants’ Participation Interest under the Participation Agreement (the earliest to occur of the foregoing, the “Exit Event”). The aggregate exit fee payable to the Participants is equal to (i) 7.5% of the Participation Interest, if the Exit Event occurs on or before December 31, 2023, (ii) 10.0% of the Participation interest, if the Exit Event occurs between January 1, 2024 and June 30, 2024 and (iii) 12.5% of the Participation Interest, if the Exit Events occurs after June 30, 2024.

On April 19, 2024, in connection with the termination of the Credit Agreement, the Company was required paid exit fees of $300,000 to South Ocean Funding, LLC and $100,000 North Sound Ventures, LP as a result of the early redemption of the Participation Interest.

South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of the date hereof, affiliates of each of Golden Harbor, Ltd. and North Sound Management, Inc. hold in excess of 5% of the Company’s outstanding common stock. James Avery, a member of our Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of South Ocean Funding, LLC.

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

Our Audit Committee charter requires that members of the Audit Committee review and approve all related party transactions. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which:

•	we are a participant;
•	the amount involved exceeds $120,000; and
•	an executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

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

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that James Avery, Stephanie Bowers, Christopher Harland and Jeffrey Tuder are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Lytle is not “independent” under the NASDAQ listing requirements because he is a former employee of and consultant to the Company. Mr. Brace is not currently “independent” under the NASDAQ listing requirements because he is serving as Executive Chairman, on an interim basis; however, we expect that Mr. Brace will qualify as “independent” when he ceases to serve in such role (provided that he does not serve in such role for more than one year).

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for services rendered by Marcum LLP for 2023 and 2022.

	2023	2022
Audit Fees(1)	$679,800	$717,653
Audit-Related Fees(2)	86,520	8,755
Tax Fees	–	–
All Other Fees	–	–
Total	$766,320	$726,408

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   The Company’s consolidated financial statements and report of Marcum LLP, Independent Registered Public Accounting Firm, are included in Section IV of the Original Form 10–K beginning on page F-1.

(a)(2)   Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(a)(3)   Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 23, 2024).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2021).

4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 12,

4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

4.6	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.2*	Change in Control Agreement dated September 25, 2017 between Inseego Corp. and Ashish Sharma (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K, filed March 3, 2023).

10.3*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.4*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.5	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.6*	Inseego Corp. Executive Officer Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2023).

10.7	Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

10.8*	Offer Letter dated September 12, 2023 between Inseego Corp. and Steven Gatoff (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2023).

10.9*	Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.3 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.10	Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to the Company’s (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q, filed November 3, 2022).

10.11	First Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on form 10-K, filed March 3, 2023).

10.12	Third Amendment, dated as of May 2, 2023, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on May 4, 2023).

10.13	Exit Fee Letter Agreement, dated May 2, 2023, between Inseego Wireless, Inc., South Ocean Funding, LLC, and North Sound Ventures, LP. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, filed on May 4, 2023).

21	Subsidiaries of Inseego Corp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, filed on February 22, 2024).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, filed on February 22, 2024).

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, filed on February 22, 2024).

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024	INSEEGO CORP.

	By	/s/ Steven Gatoff
Steven Gatoff Chief Financial Officer (Principal Financial and Accounting Officer)

27