Form 10-Q
period 2024-03-31
INSEEGO CORP.
filed 2024-05-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 2, 2024, was 11,882,948.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,297	$7,519
Accounts receivable, net of allowance for expected credit losses of $1,060 and $1,113, respectively	23,476	22,616
Inventories	20,797	22,880
Prepaid expenses and other	6,526	5,211
Total current assets	63,096	58,226
Property, plant and equipment, net of accumulated depreciation of $29,427 and $28,920, respectively	2,287	2,758
Rental assets, net of accumulated depreciation of $7,859 and $7,003, respectively	4,916	5,083
Intangible assets, net of accumulated amortization of $42,770 and $39,987, respectively	24,281	27,140
Goodwill	21,922	21,922
Operating lease right-of-use assets	5,182	5,412
Other assets	384	1,256
Total assets	$122,068	$121,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,013	$24,795
Accrued expenses and other current liabilities	30,805	27,022
Revolving credit facility	4,677	4,094
Total current liabilities	59,495	55,911
Long-term liabilities:
2025 Notes, net	160,284	159,912
Operating lease liabilities	4,771	5,039
Deferred tax liabilities, net	675	680
Other long-term liabilities	2,432	2,360
Total liabilities	227,657	223,902
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (aggregate liquidation preference of $35,913,326)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 11,882,844 and 11,878,557 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	811,637	810,138
Accumulated other comprehensive loss	(5,065)	(5,327)
Accumulated deficit	(912,173)	(906,928)
Total stockholders’ deficit	(105,589)	(102,105)
Total liabilities and stockholders’ deficit	$122,068	$121,797
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Mobile solutions	$15,270	$23,040
Fixed wireless access solutions	14,182	11,870
Product revenues	29,452	34,910
Services and other	15,557	15,884
Total revenues	45,009	50,794
Cost of revenues:
Product	22,713	27,967
Services and other	4,904	4,640
Total cost of revenues	27,617	32,607
Gross profit	17,392	18,187
Operating costs and expenses:
Research and development	5,043	3,775
Sales and marketing	4,995	6,466
General and administrative	4,983	5,724
Depreciation and amortization	3,635	5,309
Impairment of capitalized software	420	504
Total operating costs and expenses	19,076	21,778
Operating loss	(1,684)	(3,591)
Other (expense) income:
Interest expense, net	(2,174)	(1,997)
Other (expense) income, net	(360)	795
Loss before income taxes	(4,218)	(4,793)
Income tax provision	237	311
Net loss	(4,455)	(5,104)
Series E preferred stock dividends	(790)	(723)
Net loss attributable to common stockholders	$(5,245)	$(5,827)
Per share data:
Net loss per common share:
Basic and diluted (*)	$(0.44)	$(0.54)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted (*)	11,879,719	10,860,189

Other comprehensive income:
Foreign currency translation adjustment	262	94
Comprehensive loss	$(4,193)	$(5,010)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2022	25	$—	10,847	$11	$793,952	(857,751)	$(6,329)	$(70,117)
Net loss	—	—	—	—	—	(5,104)	—	(5,104)
Foreign currency translation adjustment	—	—	—	—	—	—	94	94
Vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	4	—	75	—	—	75
Issuance of common shares in connection with a public offering, net of issuance costs			86		529			529
Share-based compensation	—	—	—	—	1,800	—	—	1,800
Series E preferred stock dividends	—	—	—	—	723	(723)	—	—
Balance, March 31, 2023	25	$—	10,937	$11	$797,079	$(863,578)	$(6,235)	$(72,723)

Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net loss	—	—	—	—	—	(4,455)	—	(4,455)
Foreign currency translation adjustment	—	—	—	—	—	—	262	262
Vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	4	—	(8)	—	—	(8)
Share-based compensation	—	—	—	—	717	—	—	717
Series E preferred stock dividends	—	—	—	—	790	(790)	—	—
Balance, March 31, 2024	25	$—	11,883	$12	$811,637	$(912,173)	$(5,065)	$(105,589)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,455)	$(5,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,375	5,430
Provision for expected credit losses	(32)	41
Impairment of capitalized software	420	504
Provision for excess and obsolete inventory	108	217
Share-based compensation expense	717	1,800
Amortization of debt discount and debt issuance costs	489	489
Deferred income taxes	(5)	101
Non-cash operating lease expense	405	592
Changes in assets and liabilities:
Accounts receivable	(828)	(1,997)
Inventories	1,279	3,097
Prepaid expenses and other assets	(785)	(1,940)
Accounts payable	(718)	5,544
Accrued expenses and other liabilities	3,999	(490)
Operating lease liabilities	(423)	(625)
Net cash provided by operating activities	4,546	7,659
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(61)
Additions to capitalized software development costs and purchases of intangible assets	(577)	(2,443)
Net cash used in investing activities	(577)	(2,504)
Cash flows from financing activities:
Principal payments under finance lease obligations	—	(199)
Proceeds from a public offering, net of issuance costs	—	529
Principal payments on financed assets	—	(360)
Net borrowings (repayments) on revolving credit facility	583	(3,385)
Proceeds from ESPP	—	75
Net cash provided by (used in) financing activities	583	(3,340)
Effect of exchange rates on cash	226	(272)
Net increase in cash and cash equivalents	4,778	1,543
Cash and cash equivalents, beginning of period	7,519	7,143
Cash and cash equivalents, end of period	$12,297	$8,686

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$147	$117
Income taxes	$44	$59

Supplemental disclosures of non-cash investing and financing activities:
Transfer of inventories to rental assets	$696	$543
Capital expenditures financed through accounts payable or accrued liabilities	$104	$2,164
Right-of-use assets obtained in exchange for operating leases liabilities	$146	$50

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared by Inseego Corp. (the “Company”, “we”, “us”) in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on the Company’s Financial Statements. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Segment Information
The Company has one reportable segment. The principal executive officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based solely on the Company’s consolidated operations and financial results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, warranty provision, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, accrued liabilities related to our contract manufacturers, valuation of tangible and intangible long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Reclassifications
Certain amounts recorded in the prior period consolidated financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.
During the fourth quarter of 2023, and as noted in the Form 10-K, the Company reclassified revenue on its Consolidated Statement of Operations. Historically, the Company classified revenues from products and services into two categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. The Company is now classifying revenues from products and services into the following two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. Additionally, during 2023 the Company reclassified all depreciation and amortization expense previously recorded in the operating expense line items of research and development, sales and marketing, and general and administrative expenses on the Consolidated Statement of Operations into a separate line labeled Depreciation and amortization. All prior periods have been reclassified to conform to the current period presentation for these changes.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.
Liquidity
As of March 31, 2024, the Company had available cash and cash equivalents totaling $12.3 million and working capital of $3.6 million. The Company’s Credit Facility (as defined in Note 4 – Debt), which had an outstanding balance of $4.7 million as of March 31, 2024, was voluntarily paid-off and terminated by the Company effective April 18, 2024.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the three months ended March 31, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated the Credit Facility effective April 18, 2024. These factors have had a positive impact on our liquidity.
The Company’s 3.25% convertible senior notes due in May 2025 (the “2025 Notes”) have a principal balance of $161.9 million and matures on May 1, 2025. The Company’s intention is to restructure or refinance the 2025 Notes, and the Company is in active negotiations to do so, however there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. As the refinancing of the 2025 Notes cannot be assured, accounting guidance requires disclosure that this raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements.
While the Company’s liquidity has had several positive developments recently, as noted above, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to attain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. In order to effect a restructuring or refinancing of the 2025 Notes, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of potential litigation or otherwise, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.

Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$18,705	$21,264
Raw materials and components	2,092	1,616
Total inventories	$20,797	$22,880

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Rebate receivables	$2,884	$1,950
Receivables from contract manufacturers	2,100	1,823
Other	1,542	1,438
Total prepaid expenses and other	$6,526	$5,211
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Royalties	$852	$845
Payroll and related expenses	5,490	4,159
Warranty obligations	780	480
Accrued interest	2,555	1,038
Deferred revenue	6,562	5,583
Operating lease liabilities	1,684	1,681
Accrued contract manufacturing liabilities	7,077	7,537
Other	5,805	5,699
Total accrued expenses and other current liabilities	$30,805	$27,022
Note 3. Fair Value Measurements
The Company’s only financial instrument measured at fair value on a recurring basis is its interest make-whole payment derivative liability on its 2025 Notes (see Note 4 – Debt). The fair value of that liability was zero as of both March 31, 2024 and December 31, 2023.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	March 31, 2024	December 31, 2023
Volatility	88.60%	77.00%
Stock price	$2.80 per share	$2.20 per share
Credit spread	85.09%	92.20%
Term	1.09 years	1.34 years
Dividend yield	—%	—%
Risk-free rate	4.99%	4.60%

There was no change in the fair value of the interest make-whole liability for the three months ended March 31, 2024 or March 31, 2023.

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2025 Notes. The 2025 Notes are carried at amortized cost, adjusted for changes in the fair value of the embedded derivative.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Debt
2025 Notes

In 2020, the Company completed both a registered public offering and a privately negotiated exchange agreement that resulted in the issuance of the 2025 Notes. After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the 2025 notes was $161.9 million as of both March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the conversion rate for the 2025 Notes is 7.92896 shares of common stock per $1,000 principal amount of 2025 Notes, which represents a conversion price of approximately $126.12 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.
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
Interest make-whole payment
The 2025 Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $105.10, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion,

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income, net. See Note 3 – Fair Value Measurements, for more information on this derivative liability.
As of March 31, 2024 and December 31, 2023, $161.9 million of principal amount of the 2025 Notes was outstanding, $80.4 million of which were held by related parties. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal	$161,898	$161,898
Add: fair value of embedded derivative	—	$—
Less: unamortized debt discount	(899)	$(1,106)
Less: unamortized issuance costs	(715)	$(880)
Net carrying amount	$160,284	$159,912

The effective interest rate of the liability component of the 2025 Notes was 4.17% and 4.23% for the three months ended March 31, 2024 and 2023, respectively.
The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,315	$1,315
Amortization of debt discount	$207	$207
Amortization of debt issuance costs	$165	$165
Total interest expense	$1,687	$1,687
The contractual interest expense on the 2025 Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $0.7 million in the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, accrued interest due to related parties of $1.1 million and $0.4 million, respectively, was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Asset-backed Revolving Credit Facility
In August 2022, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company and indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Credit Agreement. See Note 11 – Subsequent Events for more information on the termination of the Credit Agreement.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Credit Agreement established a secured asset-backed revolving credit facility which was comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base were to be repaid immediately. The Borrowers’ obligations under the Credit Agreement were guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement were secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility took the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans bore interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement as the Term SOFR Reference Rate for a term of one month on the day) plus the Applicable Margin (as defined in the Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans bore interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) 3.50% per annum.
The Applicable Margin varied depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month was less than $15 million, the Applicable Margin will be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month was between $15 million and $25 million, the Applicable Margin will be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a preceding month was greater than $25 million, the Applicable Margin will be 4.5% for Base Rate loans and 5.50% for SOFR loans. The Company paid monthly fees of 0.4% per annum on the unused portion of the Credit Facility.
The Credit Agreement contained a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $8 million at any time (the “Liquidity Covenant”). The Credit Agreement also contained certain customary covenants, including restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the financial covenants of the Amended Credit Agreement as of March 31, 2024.
On May 2, 2023, (1) two related parties (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an aggregate exit fee ranging from 7.5% to 12.5% of the amount of the Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Participation Interest, as applicable. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. The Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock. Accretion of the exit fee attributable to related parties recorded within interest expense, net on the condensed consolidated statements of operations was $0.1 million for the three months ended March 31, 2024.
Upon execution of the Credit Agreement in August 2022, the Company incurred $1.1 million of debt issuance and related costs, which are being amortized to interest expense throughout the term of the agreement. As of March 31, 2024 and December 31, 2023, there were $0.4 million and $0.5 million, respectively, of unamortized debt issuance costs on the Credit Facility included within prepaid expenses and other and other assets on the condensed consolidated balance sheets. As of March 31, 2024, the Company had outstanding borrowings of $4.7 million.
The effective interest rate of the average outstanding balance for the Credit Facility was 29.7%, which includes 8.3% related to amortization of original issuance costs, and 21.1%, which includes 10.5% related to amortization of original issuance costs, for the three months ended March 31, 2024 and 2023, respectively. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$222	$118
Amortization of debt issuance costs	117	117
Total interest expense	$339	$235

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Share-based Compensation
During the three months ended March 31, 2024 and 2023, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$31	$184
Research and development	160	248
Sales and marketing	165	330
General and administrative	361	1,038
Total	$717	$1,800
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
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

Outstanding — December 31, 2023	545,872
Granted	14,250
Canceled	(111,994)
Outstanding — March 31, 2024	448,128
Exercisable — March 31, 2024	338,346
At March 31, 2024, total unrecognized compensation expense related to stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 3.29 years.
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
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2024:

Non-vested — December 31, 2023	203,008
Granted	—
Vested	(6,597)
Forfeited	(10,590)
Non-vested — March 31, 2024	185,821

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2024, total unrecognized compensation expense related to RSUs was $1.6 million, which is expected to be recognized over a weighted-average period of 1.07 years.
Note 6. Loss per Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the 2025 Notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(5,245)	$(5,827)
Weighted-average common shares outstanding*	11,879,719	10,860,189
Basic and diluted net loss per share	$(0.44)	$(0.54)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

	As of March 31,
(in thousands)	2024	2023
2025 Notes	1,338	1,409
Non-qualified stock options	448	796
Restricted stock units	186	114
Employee stock purchase plan	26	220
Total	1,998	2,539
Note 7. Public Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). During the quarter ended March 31, 2023 the Company sold 85,810 shares of common stock, at an average price of $6.17 per share, for net proceeds of $0.5 million, after deducting underwriter fees and discounts. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Note 8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2024	2023
United States and Canada	$35,476	$43,205
Europe (including United Kingdom)	$6,751	$5,987
Australia	$2,780	$1,598
Other	$2	$4
Total	$45,009	$50,794

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk
For the three months ended March 31, 2024, two customers accounted for 39.3% and 18.2% of revenues, respectively. For the three months ended March 31, 2023, two customers accounted for 31.1% and 26.6% of revenues, respectively.
As of March 31, 2024, three customers accounted for 32.0%, 13.3%, and 10.9% of accounts receivable, net, respectively. As of December 31, 2023, two customers accounted for 41.8% and 10.2% of accounts receivable, net, respectively.
Note 9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of March 31, 2024, future payments under these noncancellable purchase obligations were approximately $60.1 million.
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
Note 10. Income Taxes
The Company’s income tax provision was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax provisions for the three months ended March 31, 2024 and 2023, were largely driven by a combination of improved profits and unrealized foreign currency gains at the Company’s foreign subsidiaries.
Note 11. Subsequent Events
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate its Credit Facility with Siena Lending Group LLC. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Credit Facility of approximately $3.0 million. The Company has also paid an exit fee in the aggregate amount of $0.4 million to South Ocean Funding, LLC and North Sound Ventures, LP (collectively, the “Participants”) as a result of the early redemption of the Participants’ $4.0 million last-out subordinated participation interest in the Loan and Security Agreement pursuant to a Participation Agreement between the Participants and Siena Lending Group. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. These forward-looking statements include, without limitation, statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego Corp. (the “Company” or “Inseego”) and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements (although not all forward-looking statements contain these words). Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:
•our ability to make payments on or to refinance our indebtedness, including our 3.25% convertible senior notes due in May 2025;
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
•our ability to make successful investments in research and development;

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
•the continuing impact of uncertain global economic conditions on the demand for our products; and
•the impact of geopolitical instability on our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, ”Wavemaker”, “Clarity”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023, contained in our Form 10-K.
Business Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless broadband and intelligent edge solutions. Our 4G and 5G wireless broadband portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These solutions are specifically built for the enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. Our intelligent edge telematics solutions are designed to improve business outcomes for enterprise and SMB market segments. We also provide a wireless subscriber management solution for carriers to manage their government and complex enterprise customer subscriptions.
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
Our Sources of Revenue
We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. A description of each of the revenue classifications is as follows:
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
Business Segment Reporting
We operate as one business segment. Our principal executive officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, our operations constitute a single operating segment and one reportable segment.

Financial Statement Presentation
During the fourth quarter of 2023 the Company reclassified revenues on the in order to align with how management currently reviews revenue results. Historically, the Company classified revenues from products and services into two categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. The Company is now classifying revenues into the following two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other.
Additionally, during 2023 the Company reclassified all depreciation and amortization expense previously recorded in the operating expense line items of research and development, sales and marketing, and general and administrative expenses into a separate line labeled Depreciation and amortization. All prior periods have been reclassified to conform to the current period presentation for these changes.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in the Form 10-K.
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues. Revenues for the three months ended March 31, 2024 were $45.0 million, compared to $50.8 million for the same period in 2023.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2024	2023	$	%
Mobile solutions	$15,270	$23,040	$(7,770)	(33.7)%
Fixed wireless access solutions	14,182	11,870	2,312	19.5
Product revenues	29,452	34,910	(5,458)	(15.6)
Services and other	15,557	15,884	(327)	(2.1)
Total revenues	$45,009	$50,794	$(5,785)	(11.4)
Mobile solutions. The $7.8 million decrease in mobile solutions revenues is primarily a result of investing more of our resources in the premium 5G MiFi category as opposed to developing a low-end, lower margin 5G MiFi, which resulted in lower sales during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Fixed wireless access solutions. The $2.3 million increase in fixed wireless access solutions revenues is primarily due to the increased adoption of fixed wireless access products by our customers, specifically sales of a 5G fixed wireless access device that we launched in the second quarter of 2023.
Services and other The $0.3 million decrease in services and other net revenues is primarily due to decreased Inseego Subscribe revenues, partially offset by increased telematics subscription revenues. Based on the terms of a two-year service contract for Inseego Subscribe that was renewed in April 2024, we expect Inseego Subscribe revenues to increase in future periods.
Cost of revenues. Cost of revenues for the three months ended March 31, 2024 was $27.6 million, or 61.4% of revenues, compared to $32.6 million, or 64.2% of revenues, for the same period in 2023.
The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended March 31,		Change
Product Category	2024	2023	$	%
Product	$22,713	$27,967	$(5,254)	(18.8)%
Services and other	4,904	4,640	264	5.7
Total cost of revenues	$27,617	$32,607	$(4,990)	(15.3)
Product. The $5.3 million decrease in Product cost of revenues is primarily is a result of lower sales of 4G hotspots, partially offset by increased sales of fixed wireless access solutions.
Services and other. The $0.3 million increase in Services and other cost of revenues is primarily due to product mix as higher cost telematics services increased in comparison to the prior period, both in total and as a percentage of total Services and other revenues.
Gross profit. Gross profit for the three months ended March 31, 2024 was $17.4 million, or a gross margin of 38.6%, compared to $18.2 million, or a gross margin of 35.8%, for the same period in 2023. The decrease in gross profit is primarily due to lower revenues. The increase in gross profit margin is due to a larger proportion of higher margin service revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$5,043	$3,775	$1,268	33.6%
Sales and marketing	4,995	6,466	(1,471)	(22.7)
General and administrative	4,983	5,724	(741)	(12.9)
Depreciation and amortization	3,635	5,309	(1,674)	(31.5)
Impairment of capitalized software	420	504	(84)	(16.7)
Total	$19,076	$21,778	$(2,702)	(12.4)
Research and development expenses. Research and development expenses for the three months ended March 31, 2024 were $5.0 million, or 11.2% of net revenues, compared to $3.8 million, or 7.4% of net revenues, for the same period in 2023. The increase in research and development expenses was primarily due to fewer research and development projects that were capitalizable during the three months ended March 31, 2024, which resulted in a higher percentage of research and development costs being recorded as operating expenses, partially offset by lower personnel related costs.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2024 were $5.0 million, or 11.1% of net revenues, compared to $6.5 million, or 12.7% of net revenues, for the same period in 2023. The decrease in sales and marketing expenses was primarily due to lower sales personnel-related costs as a result of the decrease in overall sales headcount compared to the same period in 2023.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2024 were $5.0 million, or 11.1% of net revenues, compared to $5.7 million, or 11.3% of net revenues, for the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in share-based compensation expense.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended March 31, 2024 were $3.6 million, or 8.1% of net revenues, compared to $5.3 million, or 10.5% of net revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower amortization related to capitalized software projects during the three months ended March 31, 2024 compared to the same period in 2023.
Impairment of capitalized software. For the three months ended March 31, 2024 and 2023, we recorded impairments of $0.4 million and $0.5 million, respectively.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended March 31,		Change
Other (expense) income	2024	2023	$	%
Interest expense, net	$(2,174)	$(1,997)	$(177)	8.9
Other (expense) income, net	(360)	795	(1,155)	(145.3)
Total	$(2,534)	$(1,202)	$(1,332)	110.8
Interest expense, net. The $0.2 million increase in interest expense, net for the three months ended March 31, 2024 over the same period in 2023 was primarily a result of interest expense associated with the Company’s Credit Facility.
Other (expense) income, net. The $1.2 million decrease in other (expense) income, net for the three months ended March 31, 2024 over the same period in 2023 is primarily due to foreign currency exchange gains in the prior period.
Income tax provision. Income tax provision for the three months ended March 31, 2024 and 2023 was a provision of $0.2 million and $0.3 million, respectively.

Series E preferred stock dividends. During the three months ended March 31, 2024 and 2023, we recorded dividends of $0.8 million and $0.7 million, respectively, on our Series E Preferred Stock.
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
Liquidity and Capital Resources
As of March 31, 2024, the Company had available cash and cash equivalents totaling $12.3 million and working capital of $3.6 million. The Company’s Credit Facility (as defined in Note 4 – Debt in the accompanying condensed consolidated financial statements), which had an outstanding balance of $4.7 million as of March 31, 2024, was voluntarily paid-off and terminated by the Company effective April 18, 2024.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the three months ended March 31, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated the Credit Facility effective April 18, 2024. These factors have had a positive impact on our liquidity.
The Company’s 2025 Notes have a principal balance of $161.9 million and mature on May 1, 2025. The Company’s intention is to restructure or refinance the 2025 Notes, and the Company is in active negotiations to do so, however there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. As the refinancing of the 2025 Notes cannot be assured, accounting guidance requires disclosure that this raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements.
While the Company’s liquidity has had several positive developments recently, as noted above, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to attain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. In order to effect a restructuring or refinancing of the 2025 Notes, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of potential litigation or otherwise, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.

Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. If additional funds are raised by the issuance of equity securities, or in connection with any restructuring or refinancing of the 2025 Notes, Company stockholders could experience significant dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock.
Revolving Credit Facility
On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Siena Lending Group LLC, as lender (“Lender”). The Credit Agreement established a $50.0 million secured asset-backed revolving credit facility (“Credit Facility”) with a final maturity date of December 31, 2024. On February 25, 2023, we entered into an amendment of the Credit Agreement with an effective date of December 15, 2022, which clarified certain terms within the Credit Agreement. On May 2, 2023, we entered into a third amendment of the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants (as so amended, the “Amended Credit Agreement”). On February 20, 2024, we entered into a fourth amendment (the “Fourth Amendment”) of the Credit Agreement which relaxed the financial covenants under the Credit Agreement by decreasing the minimum liquidity level we are required to maintain from $10 million to $8 million. Availability under the Credit Facility was determined monthly by a Borrowing Base (as defined in the Amended Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately.
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate its Credit Facility with Siena Lending Group LLC. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Credit Facility of approximately $3.0 million. The Company has also paid an exit fee in the aggregate amount of $0.4 million to South Ocean Funding, LLC and North Sound Ventures, LP (collectively, the “Participants”) as a result of the early redemption of the Participants’ $4.0 million last-out subordinated participation interest in the Loan and Security Agreement pursuant to a Participation Agreement between the Participants and Siena Lending Group. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock.
Borrowings under the Credit Facility could take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans bore interest at a rate per annum equal to Term SOFR (as defined in the Amended Credit Agreement as the Term SOFR Reference Rate for a term of one month on the day) plus the Applicable Margin (as defined in the Amended Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans bore interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.5% and (c) 3.50% per annum.
The Applicable Margin varied depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month was less than $15 million, the Applicable Margin would be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month was between $15 million and $25 million, the Applicable Margin would be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a preceding month was greater than $25 million, the Applicable Margin would be 4.5% for Base Rate loans and 5.50% for SOFR loans.
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
The Amended Credit Agreement contained a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $8 million at any time. The Amended Credit Agreement also contained certain customary covenants, including restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and placed limits on various other payments. We were in compliance with the financial covenants contained in the Amended Credit Agreement as of March 31, 2024.
As of March 31, 2024, we had outstanding borrowings under the Credit Agreement of $4.7 million. The Company voluntarily paid-off and terminated the Credit Facility effective April 18, 2024.
2025 Notes
After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the Company’s 3.5% convertible senior notes due in May 2025 (the “2025 Notes”) was $161.9 million as of both March 31, 2024 and December 31, 2023. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Equity Distribution Agreement
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we could offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. During the three months ended March 31, 2023, the Company sold 85,810 shares of common stock, at an average price of $6.17 per share, for net proceeds of $0.5 million, after deducting underwriter fees and discounts. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Contractual Obligations and Commitments
As of March 31, 2024, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2024, our future payments under these noncancellable purchase obligations were approximately $60.1 million.
•$161.9 million in outstanding principal amount of 2025 Notes with required interest payments; see Note 5 – Debt in the accompanying condensed consolidated financial statements;
•$4.7 million in outstanding borrowings under the Credit Facility; see Note 4 – Debt in the accompanying condensed consolidated financial statements; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations during the three months ended March 31, 2024.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$4,546	$7,659
Net cash used in investing activities	(577)	(2,504)
Net cash provided by (used in) financing activities	583	(3,340)
Effect of exchange rates on cash	226	(272)
Net increase in cash and cash equivalents	4,778	1,543
Cash and cash equivalents, beginning of period	7,519	7,143
Cash, cash equivalents, and restricted cash, end of period	$12,297	$8,686
Operating activities.
Net cash provided by operating activities for the three months ended March 31, 2024 is comprised of a $4.5 million net loss incurred during the period, which was offset by net cash provided by working capital of $2.9 million and total non-cash charges, including depreciation and amortization of $4.4 million and share-based compensation expense of $0.7 million.
Net cash provided by operating activities for three months ended March 31, 2023 is comprised of a $5.1 million net loss incurred during the period, which was offset by cash provided by working capital of $4.2 million and total non-cash charges, including depreciation and amortization of $5.4 million and share-based compensation expense of $1.8 million.
Investing activities.
Net cash used in investing activities during the three months ended March 31, 2024 is comprised of $0.6 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities during the same period in 2023 is primarily comprised of $2.4 million of cash outflows related to the development of software in support of our products and services and $0.1 million of property, plant and equipment purchases.
Financing activities.
Net cash provided by financing activities during the three months ended March 31, 2024 is comprised of $0.6 million of cash inflow related to net borrowings on our revolving credit facility.
Net cash used in financing activities for the same period in 2023 is primarily comprised of $3.4 million of cash outflow related to net repayments of our revolving credit facility, partially offset by $0.5 million in proceeds from the ATM offering.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of both March 31, 2024 and December 31, 2023 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of March 31, 2024 and December 31, 2023, we had no variable-rate borrowings related to the 2025 Notes.
The 2025 Notes include an embedded derivative which was marked to a fair value of zero at both March 31, 2024 and December 31, 2023. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Part 1 Item 1 Note 3 – Fair Value Measurements and Note 4 – Debt in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have been exposed to interest rate risk associated with fluctuations in interest rates on our revolving credit facility. As of March 31, 2024, assuming our revolving credit facility was fully drawn up to the $15.0 million borrowing base, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense. Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Credit Agreement.
Inflation Risk
Inflation has increased during the period covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience an effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
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
For the three months ended March 31, 2024, sales denominated in foreign currencies were approximately 21.2% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, and Australian Dollar. For the three months ended March 31, 2024, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $1.0 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
There were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2024. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
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

10.1
Fourth Amendment, dated as of February 8, 2024, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2024).

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

Date: May 9, 2024	Inseego Corp.

	By:	/s/ PHILIP BRACE
Philip Brace
Executive Chairman

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer