Form 10-Q
period 2024-06-30
INSEEGO CORP.
filed 2024-08-08
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2024, was 12,282,552.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,993	$7,519
Accounts receivable, net of allowance for expected credit losses of $890 and $1,113, respectively	20,727	22,616
Inventories	18,006	22,880
Prepaid expenses and other	5,400	5,211
Total current assets	93,126	58,226
Property, plant and equipment, net of accumulated depreciation of $29,835 and $28,920, respectively	1,925	2,758
Rental assets, net of accumulated depreciation of $8,682 and $7,003, respectively	4,863	5,083
Intangible assets, net of accumulated amortization of $45,110 and $39,987, respectively	22,644	27,140
Goodwill	21,922	21,922
Operating lease right-of-use assets	4,701	5,412
Other assets	382	1,256
Total assets	$149,563	$121,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,739	$24,795
Accrued expenses and other current liabilities	37,019	27,022
Short-term loan	13,664	—
2025 Convertible Notes, net	157,679	—
Revolving credit facility	—	4,094
Total current liabilities	239,101	55,911
Long-term liabilities:
2025 Convertible Notes, net	—	159,912
Operating lease liabilities	4,394	5,039
Deferred tax liabilities, net	697	680
Other long-term liabilities	7,134	2,360
Total liabilities	251,326	223,902
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (aggregate liquidation preference of $36,721,385)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 11,910,151 and 11,878,557 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	816,002	810,138
Accumulated other comprehensive loss	(5,420)	(5,327)
Accumulated deficit	(912,357)	(906,928)
Total stockholders’ deficit	(101,763)	(102,105)
Total liabilities and stockholders’ deficit	$149,563	$121,797
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Mobile solutions	$25,879	$18,895	$41,149	$41,935
Fixed wireless access solutions	13,317	19,505	27,499	31,375
Product	39,196	38,400	68,648	73,310
Services and other	19,953	15,157	35,510	31,041
Total revenues	59,149	53,557	104,158	104,351
Cost of revenues:
Product	30,507	30,620	53,220	58,587
Services and other	5,602	4,041	10,506	8,681
Total cost of revenues	36,109	34,661	63,726	67,268
Gross profit	23,040	18,896	40,432	37,083
Operating costs and expenses:
Research and development	5,486	6,266	10,529	10,041
Sales and marketing	5,391	5,787	10,386	12,253
General and administrative	5,805	5,431	10,788	11,155
Depreciation and amortization	4,009	4,688	7,644	9,997
Impairment of capitalized software	—	—	420	504
Total operating costs and expenses	20,691	22,172	39,767	43,950
Operating income (loss)	2,349	(3,276)	665	(6,867)
Other (expense) income:
Interest expense, net	(1,774)	(2,014)	(3,948)	(4,011)
Other income (expense), net	355	658	(5)	1,453
Income (Loss) before income taxes	930	(4,632)	(3,288)	(9,425)
Income tax provision	306	304	543	616
Net income (loss)	624	(4,936)	(3,831)	(10,041)
Preferred stock dividends	(808)	(739)	(1,598)	(1,462)
Net loss attributable to common stockholders	$(184)	$(5,675)	$(5,429)	$(11,503)
Per share data:
Net loss per common share
Basic and diluted (*)	$(0.02)	$(0.51)	$(0.46)	$(1.05)
Weighted-average shares used in computation of net loss per common share
Basic and diluted (*)	11,894,746	11,108,029	11,887,233	10,984,794

Other comprehensive loss:
Foreign currency translation adjustment	(355)	(619)	(93)	(525)
Comprehensive income (loss)	$269	$(5,555)	$(3,924)	$(10,566)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, March 31, 2023	25	$—	10,937	$11	$797,079	(863,579)	$(6,236)	$(72,725)
Net loss	—	—	—	—	—	(4,936)	—	(4,936)
Foreign currency translation adjustment	—	—	—	—	—	—	(619)	(619)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	32	—	(28)	—	—	(28)
Issuance of common shares in connection with a public offering, net of issuance costs			718	1	5,528			5,529
Share-based compensation	—	—	—	—	1,964	—	—	1,964
Preferred stock dividends	—	—	—	—	739	(739)	—	—
Balance, June 30, 2023	25	$—	11,687	$12	$805,282	$(869,254)	$(6,855)	$(70,815)

Balance, March 31, 2024	25	$—	11,883	$12	$811,637	$(912,173)	$(5,065)	$(105,589)
Net income	—	—	—	—	—	624	—	624
Foreign currency translation adjustment	—	—	—	—	—	—	(355)	(355)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	27	—	2	—	—	2
Share-based compensation	—	—	—	—	869	—	—	869
Issuance of common stock warrants, net of issuance costs	—	—	—	—	2,686	—	—	2,686
Preferred stock dividends	—	—	—	—	808	(808)	—	—
Balance, June 30, 2024	25	$—	11,910	$12	$816,002	$(912,357)	$(5,420)	$(101,763)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2022	25	$—	10,847	$11	$793,952	$(857,751)	$(6,330)	$(70,118)
Net loss	—	—	—	—	—	(10,041)	—	(10,041)
Foreign currency translation adjustment	—	—	—	—	—	—	(525)	(525)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	37	—	49	—	—	49
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	803	1	6,057	—	—	6,058
Share-based compensation	—	—	—	—	3,762	—	—	3,762
Preferred stock dividends	—	—	—	—	1,462	(1,462)	—	—
Balance, June 30, 2023	25	$—	11,687	$12	$805,282	$(869,254)	$(6,855)	$(70,815)

Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net loss	—	—	—	—	—	(3,831)	—	(3,831)
Foreign currency translation adjustment	—	—	—	—	—	—	(93)	(93)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	31	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1,586	—	—	1,586
Issuance of common stock warrants, net of issuance costs	—	—	—	—	2,686	—	—	2,686
Preferred stock dividends	—	—	—	—	1,598	(1,598)	—	—
Balance, June 30, 2024	25	$—	11,910	$12	$816,002	$(912,357)	$(5,420)	$(101,763)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,831)	$(10,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,069	10,819
Provision for expected credit losses	(101)	244
Impairment of capitalized software	420	504
Provision for excess and obsolete inventory	31	310
Impairment of operating lease right-of-use assets	—	469
Share-based compensation expense	1,586	3,762
Amortization of debt discount and debt issuance costs	857	977
Gain on debt repurchases	(1,324)	—
Deferred income taxes	12	95
Non-cash operating lease expense	816	(255)
Changes in assets and liabilities:
Accounts receivable	1,990	233
Inventories	3,501	6,172
Prepaid expenses and other assets	568	470
Accounts payable	5,952	5,106
Accrued expenses and other liabilities	14,643	(6,384)
Operating lease liabilities	(888)	198
Net cash provided by operating activities	33,301	12,679
Cash flows from investing activities:
Purchases of property, plant and equipment	(28)	(161)
Additions to capitalized software development costs and purchases of intangible assets	(2,348)	(4,441)
Net cash used in investing activities	(2,376)	(4,602)
Cash flows from financing activities:
Payments related to repurchases of 2025 Convertible Notes	(1,650)	—
Proceeds from issuance of short-term loan and warrants, net of issuance costs	16,500	—
Proceeds from a public offering of equity, net of issuance costs	—	6,059
Principal payments on financed assets	—	(360)
Net repayments on revolving credit facility	(4,094)	(4,598)
Other investing activities	2	126
Net cash provided by financing activities	10,758	1,227
Effect of exchange rates on cash	(209)	(1,282)
Net increase in cash and cash equivalents	41,474	8,022
Cash and cash equivalents, beginning of period	7,519	7,143
Cash and cash equivalents, end of period	$48,993	$15,165

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,966	$2,864
Income taxes	$202	$152

Supplemental disclosures of non-cash investing and financing activities:
Transfer of inventories to rental assets	$1,346	$665
Capital expenditures financed through accounts payable or accrued liabilities	$162	$4,312
Debt and warrant issuance costs financed through accrued liabilities	$150	$—
Right-of-use assets obtained in exchange for operating leases liabilities	$146	$833

See accompanying notes to condensed consolidated financial statements (unaudited).

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
Liquidity
On June 28, 2024, the Company entered into a series of agreements, as part of its overall capital structure management, to reduce its total debt and restructure its outstanding 3.25% convertible notes due 2025 (the “2025 Convertible Notes”). Specifically, pursuant to agreements summarized in Note 4 – Debt, the Company executed three transactions that, together, involved the three largest noteholders of $125.9 million in face value, or 80%, of the 2025 Convertible Notes, as follows:
(1) Convertible Debt Repurchase: the Company agreed to purchase for cash, all of the $45.9 million in face value of the 2025 Convertible Notes held by certain entities managed by Highbridge Capital Management, LLC (such entities, “Highbridge”), the second largest noteholder, at a discount of 30% to face value;
(2) Short-Term Loan Agreement: to finance a portion of the Convertible Debt Repurchase, the Company agreed to a $19.5 million loan from (i) South Ocean Funding, LLC (“South Ocean”), which is an affiliate of Golden Harbor Ltd. (“Golden Harbor”), and Tavistock Financial, LLC, and (ii) certain participant lenders (the “Participating Lenders”); and
(3) Convertible Debt Exchange: the Company entered into binding term sheets (the “Exchange Agreements”) to exchange $80.0 million of face value that represents all of the 2025 Convertible Notes held by North Sound Partners and Golden Harbor (the “Noteholders”), the largest and third-largest bondholders, respectively, for the same 30% discount as the Highbridge Notes purchase, for a combination of new long-term debt and equity. Specifically, the Noteholders will receive an aggregate of approximately 2.4 million shares of Common Stock and $31.8 million principal amount of new long-term senior secured notes. In addition the Noteholders will receive warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock.
As of June 30, 2024, the Company had available cash and cash equivalents totaling $49.0 million. Under the Short-Term Loan Agreement, the Company received $16.5 million in cash on June 28, 2024. Subsequent to June 30, 2024 (on July 1, 2024), the Company received the remaining $3.0 million under the Short-Term Loan Agreement and closed the Convertible Debt Repurchase, paying $32.1 million to Highbridge, plus accrued interest.
The 2025 Convertible Notes had a principal balance of $158.9 million as of June 30, 2024 and mature on May 1, 2025. The closing of the Convertible Debt Repurchase on July 1, 2024 reduced the principal balance of the 2025 Convertible Notes by $45.9 million. Taking into account the Convertible Debt Repurchase, the Convertible Debt Exchange, and certain other transactions with individual holders of the 2025 Convertible Notes through the date of issuance of this report, the Company has repurchased and/or entered into binding agreements to repurchase and/or exchange approximately $141.9 million, or 87.7%, of the face value of the outstanding 2025 Convertible Notes.
Consummation of the Convertible Debt Exchanges are subject to, among other things, the drafting, execution and delivery of one or more final agreements reflecting the terms contained in the Exchange Agreements and other customary and mutually acceptable terms and conditions, which agreements the Company and the Noteholders have agreed to negotiate in good faith. There can be no assurance that the Convertible Debt Exchanges will be consummated on the terms set forth in the Exchange Agreements, or at all. As the closing of the Convertible Debt Exchanges cannot be assured, accounting guidance requires disclosure that this raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the three and six months ended June 30, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated its Credit Facility (as defined below) effective April 18, 2024. These factors have had a positive impact on our liquidity.
While the Company’s liquidity and financial results have had several positive developments recently, as noted above, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to maintain profitable operations and continue to generate positive cash flows is dependent upon achieving a

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
level and mix of revenues adequate to support its evolving cost structure. In order to effect the restructuring or refinancing of the Company’s obligations, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.

Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$17,983	$21,264
Raw materials and components	23	1,616
Total inventories	$18,006	$22,880
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Rebate receivables	$1,566	$1,950
Receivables from contract manufacturers	1,752	1,823
Software licenses	901	504
Deposits	713	503
Other	468	431
Total prepaid expenses and other	$5,400	$5,211
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Royalties	$1,824	$845
Payroll and related expenses	6,827	4,159
Warranty obligations	480	480
Accrued interest	1,146	1,038
Deferred revenue	13,363	5,583
Operating lease liabilities	1,579	1,681
Accrued contract manufacturing liabilities	5,843	7,537
Other	5,957	5,699
Total accrued expenses and other current liabilities	$37,019	$27,022

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-term deferred revenue	$6,981	$1,704
Warranty obligations	120	120
Other	33	536
Total other long-term liabilities	$7,134	$2,360
As of June 30, 2024, of the $7.0 million long-term deferred revenue balance, $6.3 million relates to performance obligations expected to be satisfied between one and two years, and $0.7 million relates to performance obligations expected to be satisfied between two and three years from June 30, 2024.
Note 3. Fair Value Measurements
The Company’s only financial instrument measured at fair value on a recurring basis is its interest make-whole payment derivative liability on its 2025 Convertible Notes (see Note 4 – Debt). The fair value of that liability was zero as of both June 30, 2024 and December 31, 2023.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	June 30, 2024	December 31, 2023
Volatility	98.50%	77.00%
Stock price	$10.66 per share	$2.20 per share
Credit spread	107.58%	92.20%
Term	0.84 years	1.34 years
Dividend yield	—%	—%
Risk-free rate	5.17%	4.60%

There was no change in the fair value of the interest make-whole liability for the three and six months ended June 30, 2024 or June 30, 2023.

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2025 Convertible Notes. The 2025 Convertible Notes are carried at amortized cost, adjusted for changes in the fair value of the embedded derivative.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Debt
Short-Term Loan
On June 28, 2024, the Company entered into a Loan and Security Agreement (the “Short-Term Loan Agreement”), among South Ocean, as lender (“Lender”), the Participating Lenders, the Company, as borrower, and two of the Company’s wholly-owned subsidiaries, Inseego Wireless, Inc. and Inseego North America LLC as guarantors (collectively, the “Guarantors,” and together with the Company, the “Loan Parties”). The Loan Agreement establishes a senior secured $19.5 million loan facility (the “Short-Term Loan”) under which the Company borrowed $16.5 million as of June 30, 2024. The remaining $3.0 million was borrowed in July 2024.
The Company’s obligations under the Short-Term Loan Agreement are guaranteed by the Guarantors. Subject to the requirements of the Short-Term Loan Agreement, certain of the Company’s other subsidiaries may become guarantors and Loan Parties of the Loan Agreement after closing. The Loan Parties’ obligations under the Loan Agreement are secured by a continuing security interest in substantially all property of each Loan Party, subject to certain excluded collateral, as defined in the Short-Term Loan Agreement.
The Short-Term Loan matures on September 30, 2024, provided that the Company may request an extension of the maturity date of up to six months, to March 31, 2025, which the Lender and each Participating Lender may grant or deny with respect to each of their respective portions of the Short-Term Loan. Borrowings under the Short-Term Loan will bear interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company will be required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid.
The Short-Term Loan Agreement contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Short-Term Loan Agreement contains certain customary provisions with respect to the definition of, and remedies with respect to, events of default.
Also on June 28, 2024, as part of the Short-Term Loan Agreement, the Participating Lenders contributed an aggregate of $3.0 million of participation interests in the Short-Term Loan Agreement (the “Participation Interests”). The Participating Lenders consist of Philip Brace, the Company’s Executive Chairman, who acquired a $1.0 million Participation Interest, and North Sound Ventures, LP, which acquired a $2.0 million Participation Interest in the $19.5 million Loan. As of the date hereof, affiliates of each of the Lender and North Sound Ventures, LP may be deemed to beneficially own more than 5% of the Company’s outstanding Common Stock. James B. Avery, a member of the Company’s Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of the Lender. Accordingly, the Lender and the Participating Lenders are considered related parties of the Company.
In connection with entering into the Short-Term Loan Agreement, the Company paid an arrangement and administration fee of $0.2 million to the Lender (the “Loan Costs”). Additionally in connection with the Short-Term Loan Agreement, the Company issued to the Lender and the Participating Lenders warrants (the “Loan Warrants”) to purchase an aggregate of 550,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). See Note 7 – Stockholders' Equity (Deficit) for further details regarding the Loan Warrants.
The gross proceeds received under the Short-Term Loan Agreement, along with the Loan Costs, were allocated between the Short-Term Loan and the Loan Warrants based on their relative fair values at issuance.
As of June 30, 2024, $16.5 million of principal amount of the Short-Term Loan was funded and outstanding. The Short-Term Loan amount recorded in the Condensed Consolidated Balance Sheets as of June 30, 2024 consists of the following:

June 30, 2024
Principal	$16,500
Less: unamortized debt discount[1]	(2,836)
Net carrying amount	$13,664
1Represents the portion of the net proceeds received for the Short-Term Loan and Loan Warrants that was allocated to the Loan Warrants, see Note 7 – Stockholders' Equity (Deficit)

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2025 Convertible Notes
In 2020, the Company completed both a registered public offering and a privately negotiated exchange agreement that resulted in the issuance of the 2025 Convertible Notes. After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the 2025 Convertible Notes was $158.9 million and $161.9 million as of June 30, 2024 and December 31, 2023, respectively.
The 2025 Convertible Notes were issued under an indenture, dated May 12, 2020 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture, dated May 12, 2020 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee.
The 2025 Convertible Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The 2025 Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Holders of the 2025 Convertible Notes may convert the 2025 Convertible Notes into shares of the Company’s common stock (together with cash in lieu of any fractional share), at their option, at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Convertible Notes, the Company will deliver for each $1,000 principal amount of 2025 Convertible Notes converted a number of shares of the Company’s common stock (together with cash in lieu of any fractional share), equal to the conversion rate.
As of June 30, 2024, the conversion rate for the 2025 Convertible Notes is 7.92896 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents a conversion price of approximately $126.12 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.
If a fundamental change (as defined in the Indenture) occurs at any time prior to the maturity date, then the noteholders may require the Company to repurchase their 2025 Convertible Notes at a cash repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
The 2025 Convertible Notes are be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 6, 2023 through the last scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, as long as the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.
The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of the 2025 Convertible Notes representing at least 25% in aggregate principal amount of the outstanding 2025 Convertible Notes, by notice to the Company and the Trustee, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Convertible Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Convertible Notes will automatically become immediately due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 360 days after such event of default, consist exclusively of the right to receive additional interest on the 2025 Convertible Notes.
Interest make-whole payment
The 2025 Convertible Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $105.10, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion,

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Convertible Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income, net. See Note 3 – Fair Value Measurements, for more information on this derivative liability.
2025 Convertible Note Repurchases
On May 24, 2024, the Company entered into a repurchase agreement with a single holder of the 2025 Convertible Notes, resulting in the settlement of $3.0 million of outstanding principal at a purchase price of 55% of par. The repurchase price was equal to the aggregate principal amount at 55% of par, plus accrued and unpaid interest up to, but excluding, the repurchase date. The total repurchase payment was $1.7 million. The repurchase resulted in a gain of $1.3 million, net of costs incurred directly with executing the transaction, recorded within other (expense) income, net on the condensed consolidated statement of operations.
Additional repurchase and exchange restructuring transactions involving the 2025 Convertible Notes were completed after June 30, 2024. See Note 1 – Nature of Business and Significant Accounting Policies and Note 11 – Subsequent Events for more information.
As of June 30, 2024 and December 31, 2023, $158.9 million and $161.9 million of principal amount of the 2025 Convertible Notes was outstanding, respectively, $80.4 million of which was held by related parties.
The 2025 Convertible Notes consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal	$158,898	$161,898
Add: fair value of embedded derivative	—	$—
Less: unamortized debt discount	(679)	$(1,106)
Less: unamortized issuance costs	(540)	$(880)
Net carrying amount	$157,679	$159,912

The effective interest rate of the liability component of the 2025 Convertible Notes was 4.17% and 4.23% for the three months ended June 30, 2024 and 2023, respectively, and 4.17% and 4.25% for the six months ended June 30, 2024 and 2023, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth total interest expense recognized related to the 2025 Convertible Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,305	$1,315	$2,620	$2,631
Amortization of debt discount	$205	$207	412	414
Amortization of debt issuance costs	$163	$165	328	329
Total interest expense	$1,673	$1,687	$3,360	$3,374
The contractual interest expense on the 2025 Convertible Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $0.7 million in the three months ended June 30, 2024 and 2023 and $1.3 million in the six months ended June 30, 2024 and 2023. As of both June 30, 2024 and December 31, 2023, accrued interest due to related parties of $0.4 million was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Asset-backed Revolving Credit Facility
In August 2022, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company and indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Credit Facility Parties”).
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
On May 2, 2023, (1) two related parties, South Ocean Funding, LLC and North Sound Ventures, LP (collectively, the “Credit Facility Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Credit Facility Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Participation Interest, we agreed to pay the Participants an aggregate exit fee (the “Exit Fee”) ranging from 7.5% to 12.5% of the amount of the Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Participation Interest, as applicable. Further, the purchase of the Participation Interest granted an option for the Participants to purchase the subject revolving loan or to redeem its Participation Interest under certain circumstances. The Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock.
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Credit Facility. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Credit Facility of approximately $3.0 million. The Company also paid the Exit Fee in the aggregate amount of $0.4 million to the Participants. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock. As a result of the voluntary pay-off, the Company recorded a loss on extinguishment of debt of $0.8 million within other (expense) income, net on the condensed consolidated statements of operations during the six months ended June 30, 2024.
The effective interest rate of the average outstanding balance for the Credit Facility was 36.1%, which includes 8.3% related to amortization of original issuance costs, and 28.5%, which includes 14.5% related to amortization of original issuance costs, for the six months ended June 30, 2024 and 2023, respectively. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$90	$105	$312	$223
Amortization of debt issuance costs	—	116	117	233
Total interest expense	$90	$221	$429	$456
Note 5. Share-based Compensation
During the three and six months ended June 30, 2024 and 2023, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$35	$223	$66	$406
Research and development	81	445	241	693
Sales and marketing	50	390	215	719
General and administrative	703	906	1,064	1,944
Total	$869	$1,964	$1,586	$3,762
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
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

Outstanding — December 31, 2023	545,872
Granted	14,250
Exercised	(270)
Canceled	(262,605)
Outstanding — June 30, 2024	297,247
Exercisable — June 30, 2024	195,725
At June 30, 2024, total unrecognized compensation expense related to stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 3.15 years.

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
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2024:

Non-vested — December 31, 2023	203,008
Granted	—
Vested	(29,293)
Forfeited	(12,274)
Non-vested — June 30, 2024	161,441
At June 30, 2024, total unrecognized compensation expense related to RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 0.90 years.
Note 6. Loss per Share
Basic loss per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the 2025 Convertible Notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(184)	$(5,675)	$(5,429)	$(11,503)
Weighted-average common shares outstanding*	11,894,746	11,108,029	11,887,233	10,984,794
Basic and diluted net loss per share	$(0.02)	$(0.51)	$(0.46)	$(1.05)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

	As of June 30,
	2024	2023
2025 Convertible Notes	1,301	1,409
Common stock warrants	465	—
Non-qualified stock options	297	758
Restricted stock units	161	190
Employee stock purchase plan	—	319
Total	2,224	2,676

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Stockholders' Equity (Deficit)
Loan Warrants
As noted in Note 4 – Debt, on June 28, 2024 in connection with the Short-Term Loan Agreement, the Company agreed to issue to the Lender and the Participating Lenders Loan Warrants to purchase an aggregate of 550,000 shares of the Company’s Common Stock. The Loan Warrants have an exercise price of $12.12 per share of Common Stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Loan Warrants will expire on June 28, 2028, are exercisable on a cash basis, and contain customary registration rights with respect to the shares of Common Stock issuable upon exercise of the Loan Warrants.
As of June 30, 2024, 465,385 of the 550,000 warrants were issued in connection with the portion of the Short-Term Loan received. The remaining 84,615 warrants were issued in July 2024. The proceeds from the Short-Term Loan Agreement, along with the related Loan Costs incurred, were allocated to the Loan Warrants and Short-Term Loan based on their relative fair values. This allocation resulted in the Warrants having a net value of $2.7 million that the Company recorded within Additional Paid-In Capital within the Company’s Condensed Consolidated Statements of Stockholders’ Deficit.
Public Equity Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). During the three months ended June 30, 2023 the Company sold 717,786 shares of common stock, at an average price of $7.70 per share, for net proceeds of $5.4 million, after deducting underwriter fees and discounts. During the six months ended June 30, 2023 the Company sold 803,596 shares of common stock, at an average price of $7.54 per share, for net proceeds of $5.9 million, after deducting underwriter fees and discounts. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of June 30, 2024 and December 31, 2023, the Company had 25,000 shares of Series E preferred stock issued and outstanding.
Note 8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States and Canada	$50,808	$46,072	$86,284	$89,277
Europe (including United Kingdom)	$7,051	$5,956	13,802	11,942
Australia	$1,278	$1,450	4,058	3,048
Other	$12	$79	14	84
Total	$59,149	$53,557	$104,158	$104,351
Concentrations of Credit Risk
For the three months ended June 30, 2024, two customers accounted for 39.5% and 30.0% of revenues, respectively. For the three months ended June 30, 2023, two customers accounted for 33.2% and 25.9% of revenues, respectively.
For the six months ended June 30, 2024, two customers accounted for 39.4% and 24.9% of revenues, respectively. For the six months ended June 30, 2023, two customers accounted for 30.0% and 28.4%, respectively, of revenues.
As of June 30, 2024, three customers accounted for 30.7%, 15.3%, and 12.5% of accounts receivable, net, respectively. As of December 31, 2023, two customers accounted for 41.8% and 10.2% of accounts receivable, net, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of June 30, 2024, future payments under these noncancellable purchase obligations were approximately $78.2 million.
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
Note 10. Income Taxes
The Company’s income tax provision was $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax provisions for the three and six months ended June 30, 2024 and 2023, were largely driven by a combination of improved profits and unrealized foreign currency gains at the Company’s foreign subsidiaries.
Note 11. Subsequent Events
On July 19, 2024, the Company entered into an agreement with a holder of approximately $4.7 million in principal amount of the Company’s 2025 Convertible Notes, pursuant to which the Company agreed to repurchase the holder’s 2025 Convertible Notes in exchange for 349,740 shares of the Company’s common stock, and warrants to purchase an aggregate of 236,074 shares of Common Stock, plus accrued interest. The warrants have the same general terms as the Loan Warrants and an exercise price of $13.37 per share of Common Stock and will expire four years from the date of issuance.
On August 2, 2024, the Company entered into an agreement with another holder of approximately $5.0 million in principal amount of the Company’s 2025 Convertible Notes, pursuant to which the Company agreed to repurchase the holder’s 2025 Convertible Notes in exchange for new senior secured notes with an aggregate principal amount of $4.3 million and warrants to purchase an aggregate of 180,000 shares of Common Stock. The new senior secured notes will bear interest at 9% per annum, payable semi-annually in arrears, and matures on May 1, 2029. The warrants have the same general terms as the Loan Warrants and an exercise price of $11.27 per share of Common Stock and will expire four years from the date of issuance.
Through the date of issuance of this report, the Company has repurchased and/or entered into binding agreements to repurchase and/or exchange approximately $141.9 million, or 87.7%, of face value of the outstanding 2025 Convertible Notes.
On July 30, 2024, the Company’s Board of Directors approved new issuances of approximately 1.0 million restricted stock units to our employee base. These restricted stock units will generally vest over a four year period.

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
•our ability to make payments on or to refinance our indebtedness;
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
Business Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless broadband and intelligent edge solutions. Our 4G and 5G wireless broadband portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These solutions are specifically built for the enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. Our telematics solutions are designed to improve business outcomes for enterprise and SMB market segments. We also provide a wireless subscriber management SaaS solution for carriers to manage their government and complex enterprise customer subscriptions.
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
Mobile solutions: Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our Mobile Solutions portfolio also includes 4G VoLTE products and 4G USB modems. Our mobile portfolio is supported by our cloud offerings - Inseego Connect for device management, and 5G SD EDGE for secure networking enabling corporate managed mobile remote workforce, whose revenues are included in Services and other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.

Fixed wireless access solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offerings – Inseego Connect for device management and 5G SD Edge for secure cloud networking. Revenues related to our cloud offerings of Inseego Connect and SD Edge are included within Services and other below. These solutions, sold under the Wavemaker and Skyus brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.

Services and other: We sell certain other types of SaaS solutions. First is our telematics solution that is deployed across multiple vertical markets in Europe, UK, Australia and New Zealand. This solution provides real time visibility to fleet managers on their deployed vehicles with live maps and data to improve driver safety and performance. We have thousands of enterprise and SMB customers currently subscribed to this service. Second, we provide a SaaS wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. We also categorize non-recurring engineering services we provide to our customers as Service and other revenue.

Business Segment Reporting
We operate as one business segment. Our principal executive officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, our operations constitute a single operating segment and one reportable segment.
Financial Statement Presentation
During the fourth quarter of 2023 the Company reclassified revenues in order to align with how management reviews revenue results. Historically, the Company classified revenues from products and services into two categories, IoT & Mobile Solutions and Enterprise SaaS Solutions. The Company is now classifying revenues into the following two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other.
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
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues. Revenues for the three months ended June 30, 2024 were $59.1 million, compared to $53.6 million for the same period in 2023.
The following table summarizes revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2024	2023	$	%
Mobile solutions	$25,879	$18,895	$6,984	37.0%
Fixed wireless access solutions	13,317	19,505	(6,188)	(31.7)
Product	39,196	38,400	796	2.1
Services and other	19,953	15,157	4,796	31.6
Total revenues	$59,149	$53,557	$5,592	10.4
Mobile solutions. The $7.0 million increase in mobile solutions revenues is primarily due to product mix as a result of current period sales of our higher margin premium 5G MiFi category in comparison to sales of the predecessor, lower-cost, 4G MiFi category in the prior year.
Fixed wireless access solutions. The $6.2 million decrease in fixed wireless access solutions revenues is primarily due to higher sales in the three months ended June 30, 2023 relating to pre-launch sales of our indoor FWA solution in preparation for the release that occurred in the third quarter of 2023.
Services and other The $4.8 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was effective in April 2024.
Cost of revenues. Cost of revenues for the three months ended June 30, 2024 was $36.1 million, or 61.0% of revenues, compared to $34.7 million, or 64.7% of revenues, for the same period in 2023.

The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended June 30,		Change
Product Category	2024	2023	$	%
Product	$30,507	$30,620	$(113)	(0.4)%
Services and other	5,602	4,041	1,561	38.6
Total cost of revenues	$36,109	$34,661	$1,448	4.2
Product. The $0.1 million decrease in product cost of revenues is primarily due to product mix as a result of current period sales of our higher margin premium 5G MiFi category in comparison to the predecessor, lower margin, 4G MiFi category that was sold during the prior year.
Services and other. The $1.6 million increase in services and other cost of revenues is primarily due to increased Inseego Subscribe and telematics services revenues and the related increase in costs incurred to provide these services.
Gross profit. Gross profit for the three months ended June 30, 2024 was $23.0 million, or a gross margin of 39.0%, compared to $18.9 million, or a gross margin of 35.3%, for the same period in 2023. The increase in gross profit is primarily due to higher revenues. The increase in gross profit margin is primarily due to a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in the current year in comparison to the lower margin products offered in the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$5,486	$6,266	$(780)	(12.4)%
Sales and marketing	5,391	5,787	(396)	(6.8)
General and administrative	5,805	5,431	374	6.9
Depreciation and amortization	4,009	4,688	(679)	(14.5)
Total	$20,691	$22,172	$(1,481)	(6.7)
Research and development expenses. Research and development expenses for the three months ended June 30, 2024 were $5.5 million, or 9.3% of revenues, compared to $6.3 million, or 11.7% of revenues, for the same period in 2023. The decrease in research and development expenses was primarily due to lower research and development personnel-related costs as a result of a decrease in overall research and development headcount, partially offset by increased annual incentive bonus accruals for current year performance.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2024 were $5.4 million, or 9.1% of revenues, compared to $5.8 million, or 10.8% of revenues, for the same period in 2023. The decrease in sales and marketing expenses was primarily due to lower sales personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2024 were $5.8 million, or 9.8% of revenues, compared to $5.4 million, or 10.1% of revenues, for the same period in 2023. The increase in general and administrative expense was primarily due to an increase in legal and consulting expenses from our overall capital structure management efforts and increased annual incentive bonus accruals for current year performance, partially offset by a decreased share-based compensation and contractor expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2024 were $4.0 million, or 6.8% of revenues, compared to $4.7 million, or 8.8% of revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower amortization related to capitalized software projects during the three months ended June 30, 2024 compared to the same period in 2023.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended June 30,		Change
Other (expense) income	2024	2023	$	%
Interest expense, net	$(1,774)	$(2,014)	$240	(11.9)
Other income (expense), net	355	658	(303)	(46.0)
Total	$(1,419)	$(1,356)	$(63)	4.6
* Percentage not meaningful
Interest expense, net. The $0.2 million decrease in interest expense, net for the three months ended June 30, 2024 over the same period in 2023 was primarily a result of the termination of the Company’s Credit Facility in April 2024.
Other income (expense), net. The $0.3 million decrease in other income, net for the three months ended June 30, 2024 over the same period in 2023 is primarily due to foreign currency exchange losses in the current period compared to foreign currency exchange gains in the prior period, partially offset by net gains recorded on our debt restructuring transactions.
Income tax provision. Income tax provision for the three months ended June 30, 2024 and 2023 was a provision of $0.3 million and $0.3 million, respectively.

Preferred stock dividends. During the three months ended June 30, 2024 and 2023, we recorded dividends of $0.8 million and $0.7 million, respectively, on our Preferred Stock.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues. Revenues for the six months ended June 30, 2024 were $104.2 million, compared to $104.4 million for the same period in 2023.
The following table summarizes revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2024	2023	$	%
Mobile solutions	$41,149	$41,935	$(786)	(1.9)%
Fixed wireless access solutions	27,499	31,375	(3,876)	(12.4)
Product	68,648	73,310	(4,662)	(6.4)
Services and other	35,510	31,041	4,469	14.4
Total revenues	$104,158	$104,351	$(193)	(0.2)
Mobile solutions. The $0.8 million decrease in mobile solutions revenues is primarily a result of reduction of sales of phone line replacement products and investing more of our resources in the premium 5G MiFi category as opposed to developing a low-end, lower margin 5G MiFi, which resulted in lower unit sales during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Fixed wireless access solutions. The $3.9 million decrease in fixed wireless access solutions revenues is primarily due to higher sales in the six months ended June 30, 2023 relating to pre-launch sales of our indoor FWA solution in preparation for the release that occurred in the third quarter of 2023 and reduced sales of our indoor router category during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Services and other The $4.5 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the six months ended June 30, 2024 was $63.7 million, or 61.2% of revenues, compared to $67.3 million, or 64.5% of revenues, for the same period in 2023.
The following table summarizes cost of revenues by category (in thousands):

	Six Months Ended June 30,		Change
Product Category	2024	2023	$	%
Product	$53,220	$58,587	$(5,367)	(9.2)%
Services and other	10,506	8,681	1,825	21.0
Total cost of revenues	$63,726	$67,268	$(3,542)	(5.3)
Product. The $5.4 million decrease in Product cost of revenues is primarily due to product mix as a result of current period sales of our higher margin premium 5G MiFi category in comparison to the predecessor, lower margin, 4G MiFi category that was sold during the prior year and overall decreased product sales in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Services and other. The $1.8 million increase in Services and other cost of revenues is primarily due to increased Inseego Subscribe and telematics services revenues and the related increase in costs incurred to provide said services.
Gross profit. Gross profit for the six months ended June 30, 2024 was $40.4 million, or a gross margin of 38.8%, compared to $37.1 million, or a gross margin of 35.5%, for the same period in 2023. The increase in gross profit is primarily due to higher revenues. The increase in gross profit margin is primarily due to a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in the current year in comparison to the lower margin products offered in the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$10,529	$10,041	$488	4.9%
Sales and marketing	10,386	12,253	(1,867)	(15.2)
General and administrative	10,788	11,155	(367)	(3.3)
Depreciation and amortization	7,644	9,997	(2,353)	(23.5)
Impairment of capitalized software	420	504	(84)	(16.7)
Total	$39,767	$43,950	$(4,183)	(9.5)
Research and development expenses. Research and development expenses for the six months ended June 30, 2024 were $10.5 million, or 10.1% of revenues, compared to $10.0 million, or 9.6% of revenues, for the same period in 2023. The increase in research and development expenses was primarily due to fewer research and development projects that were capitalizable during the six months ended June 30, 2024, which resulted in a higher percentage of research and development costs being recorded as operating expenses, and increased annual incentive bonus accruals for current year performance, partially offset by lower personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2024 were $10.4 million, or 10.0% of revenues, compared to $12.3 million, or 11.7% of revenues, for the same period in 2023. The decrease in sales and marketing expenses was primarily due to lower sales personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2024 were $10.8 million, or 10.4% of revenues, compared to $11.2 million, or 10.7% of revenues, for the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in share-based compensation expense and temporary employment costs as part of cost reduction efforts, partially offset by increase in legal and consulting expenses from our overall capital structure management efforts and increased annual incentive bonus accruals for current year performance.
Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2024 were $7.6 million, or 7.3% of revenues, compared to $10.0 million, or 9.6% of revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower amortization related to capitalized software projects during the six months ended June 30, 2024 compared to the same period in 2023.
Impairment of capitalized software. For the six months ended June 30, 2024 and 2023, we recorded impairments of $0.4 million and $0.5 million, respectively.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Six Months Ended June 30,		Change
Other (expense) income	2024	2023	$	%
Interest expense, net	$(3,948)	$(4,011)	$63	(1.6)
Other income (expense), net	(5)	1,453	(1,458)	(100.3)
Total	$(3,953)	$(2,558)	$(1,395)	54.5
* Percentage not meaningful
Interest expense, net. The $0.1 million decrease in interest expense, net for the six months ended June 30, 2024 over the same period in 2023 was primarily a result of the termination of the Company’s Credit Facility in April 2024 as primarily a result of interest expense associated with the Company’s Credit Facility.
Other income (expense), net. The $1.5 million decrease in other income (expense), net for the six months ended June 30, 2024 over the same period in 2023 is primarily due to foreign currency exchange gains in the prior period, partially offset by net gains recorded on our debt restructuring transactions in the current period.
Income tax provision. Income tax provision for the six months ended June 30, 2024 and 2023 was a provision of $0.5 million and $0.6 million, respectively.

Preferred stock dividends. During the six months ended June 30, 2024 and 2023, we recorded dividends of $1.6 million and $1.5 million, respectively, on our Preferred Stock.
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
Liquidity and Capital Resources
On June 28, 2024, the Company entered into a series of agreements, as part of its overall capital structure management, to reduce its total debt and restructure its outstanding 2025 Convertible Notes. Specifically, pursuant to agreements summarized in Note 4 – Debt in the accompanying unaudited financial statements, the Company executed three transactions that, together, involved the three largest noteholders of $125.9 million in face value, or 80%, of the 2025 Convertible Notes, as follows:
(1) Convertible Debt Repurchase: the Company agreed to purchase for cash, all of the $45.9 million in face value of the 2025 Convertible Notes held by certain entities managed by Highbridge Capital Management, LLC (such entities, “Highbridge”), the second largest noteholder, at a discount of 30% to face value;
(2) Short-Term Loan Agreement: to finance a portion of the Convertible Debt Repurchase, the Company agreed to a $19.5 million loan (“Short-Term Loan”) from (i) South Ocean Funding, LLC (“South Ocean”), which is an affiliate of Golden Harbor Ltd. (“Golden Harbor”), and Tavistock Financial, LLC, and (ii) certain participant lenders (the “Participating Lenders”). The Short-Term Loan matures on September 30, 2024, provided that the Company may request an extension of the maturity date of up to six months, to March 31, 2025, which the Lender and each Participating Lender may grant or deny with respect to each of their respective portions of the Short-Term Loan. Borrowings under the Short-Term Loan will bear interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company will be required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid. See Note 4 – Debt in the accompanying condensed consolidated financial statements for further details regarding the Short-Term Loan; and
(3) Convertible Debt Exchange: the Company entered into binding term sheets (the “Exchange Agreements”) to exchange $80.0 million of face value that represents all of the 2025 Convertible Notes held by North Sound Partners and Golden Harbor (the “Noteholders”), the largest and third-largest bondholders, respectively, for the same 30% discount as the Highbridge Notes purchase, for a combination of new long-term debt and equity. Specifically, the Noteholders will receive an aggregate of approximately 2.4 million shares of Common Stock and $31.8 million principal amount of new long-term senior secured notes. In addition the Noteholders will receive warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock.

As of June 30, 2024, the Company had available cash and cash equivalents totaling $49.0 million. Under the Short-Term Loan Agreement, the Company received $16.5 million in cash on June 28, 2024. Subsequent to June 30, 2024 (on July 1, 2024), the Company received the remaining $3.0 million under the Short-Term Loan Agreement and closed the Convertible Debt Repurchase, paying $32.1 million to Highbridge, plus accrued interest.
The 2025 Convertible Notes had a principal balance of $158.9 million as of June 30, 2024 and mature on May 1, 2025. The closing of the Convertible Debt Repurchase on July 1, 2024 reduced the principal balance of the 2025 Convertible Notes by $45.9 million. Taking into account the Convertible Debt Repurchase, the Convertible Debt Exchange, and certain other transactions with individual holders of the 2025 Convertible Notes through the date of issuance of this report, the Company has repurchased and/or entered into binding agreements to repurchase and/or exchange approximately $141.9 million, or 87.7%, of the face value of the outstanding 2025 Convertible Notes.
Consummation of the Convertible Debt Exchanges are subject to, among other things, the drafting, execution and delivery of one or more final agreements reflecting the terms contained in the Exchange Agreements and other customary and mutually acceptable terms and conditions, which agreements the Company and the Noteholders have agreed to negotiate in good faith. There can be no assurance that the Convertible Debt Exchanges will be consummated on the terms set forth in the Exchange Agreements, or at all. As the closing of the Convertible Debt Exchanges cannot be assured, accounting guidance requires disclosure that this raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the three and six months ended June 30, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated its Credit Facility effective April 18, 2024. These factors have had a positive impact on our liquidity.
While the Company’s liquidity and financial results have had several positive developments recently, as noted above, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to maintain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. In order to effect the restructuring or refinancing of the Company’s obligations, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. If additional funds are raised by the issuance of equity securities, or in connection with any restructuring or refinancing of the 2025 Convertible Notes, Company stockholders could experience significant dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock.
Contractual Obligations and Commitments
As of June 30, 2024, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2024, our future payments under these noncancellable purchase obligations were approximately $78.2 million.
•$158.9 million and $16.5 million in outstanding principal amount of 2025 Convertible Notes and Short-Term Loan, respectively, with required interest payments; see Note 4 – Debt in the accompanying condensed consolidated financial statements; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations during the three months ended June 30, 2024.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$33,301	$12,679
Net cash used in investing activities	(2,376)	(4,602)
Net cash provided by financing activities	10,758	1,227
Effect of exchange rates on cash	(209)	(1,282)
Net increase in cash and cash equivalents	41,474	8,022
Cash and cash equivalents, beginning of period	7,519	7,143
Cash, cash equivalents, and restricted cash, end of period	$48,993	$15,165
Operating activities.
Net cash provided by operating activities for the six months ended June 30, 2024 is comprised of a $3.8 million net loss incurred during the period and a non-cash gain on debt restructurings of $1.3 million, which was offset by net cash provided by working capital of $26.7 million and non-cash charges, including depreciation and amortization of $9.1 million, share-based compensation expense of $1.6 million, and amortization of debt discount and debt issuance costs of $0.9 million.
Net cash provided by operating activities for six months ended June 30, 2023 is comprised of a $10.0 million net loss incurred during the period, which was offset by and net cash provided by working capital of $5.6 million and non-cash charges, including depreciation and amortization of $10.8 million, share-based compensation expense of $3.8 million, and amortization of debt discount and debt issuance costs of $1.0 million.
Investing activities.
Net cash used in investing activities during the six months ended June 30, 2024 is comprised of $2.3 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities during the same period in 2023 is primarily comprised of $4.4 million of cash outflows related to the development of software in support of our products and services and $0.2 million of property, plant and equipment purchases.
Financing activities.
Net cash provided by financing activities during the six months ended June 30, 2024 is comprised of $16.5 million from the issuance of the short-term loan and common stock warrants, partially offset by $4.1 million of cash outflow from the termination and repayment of our revolving credit facility and $1.7 million of cash outflow from the repurchase of a portion of our convertible notes.
Net cash provided by financing activities for the same period in 2023 is primarily comprised of $6.1 million in proceeds from the ATM offering, partially offset by $4.6 million of cash outflow related to net repayments of our revolving credit facility.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2025 Convertible Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Convertible Notes as of both June 30, 2024 and December 31, 2023 were $158.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of June 30, 2024 and December 31, 2023, we had no variable-rate borrowings related to the 2025 Convertible Notes.

The 2025 Convertible Notes include an embedded derivative which was marked to a fair value of zero at both June 30, 2024 and December 31, 2023. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Convertible Notes and the embedded derivative are included in Part 1 Item 1 Note 3 – Fair Value Measurements and Note 4 – Debt in this Quarterly Report on Form 10-Q.
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
For the six months ended June 30, 2024, sales denominated in foreign currencies were approximately 17.2% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, and Australian Dollar. For the six months ended June 30, 2024, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $1.8 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
Other than the amended risk factors set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2024. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
The outstanding principal amount of our 2025 Notes at June 30, 2024 was $158.9 million. The 2025 Notes have a maturity date of May 1, 2025. While we have repurchased and/or entered into binding agreements to repurchase and/or exchange a significant amount of the outstanding principal amount of the 2025 Notes, including pursuant to the Convertible Debt Exchange described elsewhere in this report, there can be no assurance that the Convertible Debt Exchange will be consummated or that any required or desired restructuring or financing of the remaining balance of the 2025 Notes will be available on terms favorable to us, or at all. Furthermore, if the Convertible Debt Exchange and any similar exchanges with additional holders of our 2025 Notes are consummated, we will owe a significant amount of secured indebtedness under the terms of the new indebtedness to be issued on account of a portion of the outstanding principal amount of the 2025 Notes (the “Replacement Indebtedness”). In addition, we incurred $19.5 million in principal amount of indebtedness pursuant to the Short-Term Loan, which matures on September 30, 2024, provided that the Company may request an extension of the maturity date of up to six months, to March 31, 2025, which the Lender and each Participating Lender may grant or deny with respect to each of their respective portions of the Short-Term Loan. The Company’s intention is to refinance the Short-Term Loan, however, there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
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
We are required to comply with certain financial and other covenants under our Short-Term Loan Agreement and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
The Loan and Security Agreement entered into in connection with the establishment of the Short-Term Loan (the “Short-Term Loan Agreement”) contains various covenants, restrictions and events of default. Among other things, these provisions require us to maintain a certain level of consolidated liquidity and impose certain limits on our ability to engage in certain activities. The restrictions in the Short-Term Loan Agreement impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the Short-Term Loan Agreement. Our obligations under the Short-Term Loan Agreement are secured by, and we expect that our obligations under the Replacement Indebtedness, if and when incurred, will be secured by, a continuing security interest in all property (other than certain excluded collateral) of the Company and each of the borrower parties.
Our inability to comply with any of the provisions of the Short-Term Loan Agreement (and we expect that our inability to comply with any of the provisions of the agreements governing the Replacement Indebtedness, if and when entered into) could result in a default under it. If such a default under the Short-Term Loan Agreement occurs, the lenders may elect to demand payment in full of all or any portion of our obligations under the Short-Term Loan Agreement and, among other remedies, foreclose on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

10.1
Form of Repurchase Agreement dated June 28, 2024 between Inseego Corp. and certain entities managed by Highbridge Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2024).

10.2
Loan and Security Agreement dated June 28, 2024 among South Ocean Funding, LLC, as lender, certain participant lenders, Inseego Corp., as borrower, and Inseego Wireless, Inc. and Inseego North America LLC, as guarantors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2024).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2024).
10.4	Exchange Term Sheet dated June 28, 2024 between Inseego Corp. and North Sound Partners (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2024).
10.5	Exchange Term Sheet dated June 28, 2024 between Inseego Corp. and Golden Harbor Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 1, 2024).
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024	Inseego Corp.

	By:	/s/ PHILIP BRACE
Philip Brace
Executive Chairman

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer