Form 10-Q
period 2024-09-30
INSEEGO CORP.
filed 2024-11-13
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 7, 2024, was 14,955,107.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,972	$2,409
Accounts receivable, net of allowance for expected credit losses of $130 and $617, respectively	15,612	18,202
Inventories	18,118	20,555
Prepaid expenses and other	3,627	4,937
Current assets held for sale	35,771	12,123
Total current assets	85,100	58,226
Property, plant and equipment, net of accumulated depreciation of $28,629 and $27,513, respectively	1,303	2,389
Intangible assets, net of accumulated amortization of $33,130 and $31,444, respectively	19,465	25,718
Goodwill	3,949	3,949
Operating lease right-of-use assets	3,117	4,022
Other assets	456	1,256
Non-current assets held for sale	—	26,237
Total assets	$113,390	$121,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,457	$23,408
Accrued expenses and other current liabilities	31,147	21,049
Short-term loan	6,000	—
2025 Convertible Notes, net	106,250	—
Revolving credit facility	—	4,094
Current liabilities held for sale	10,000	7,360
Total current liabilities	188,854	55,911
Long-term liabilities:
2025 Convertible Notes, net	—	159,912
Operating lease liabilities	2,979	3,972
Deferred tax liabilities, net	121	112
Other long-term liabilities	6,499	2,351
Non-current liabilities held for sale	—	1,644
Total liabilities	198,453	223,902
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of both September 30, 2024 and December 31, 2023 (aggregate liquidation preference of $37,547,619)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 12,542,691 and 11,878,557 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	12
Additional paid-in capital	825,851	810,138
Accumulated other comprehensive loss	(6,712)	(5,327)
Accumulated deficit	(904,215)	(906,928)
Total stockholders’ deficit	(85,063)	(102,105)
Total liabilities and stockholders’ deficit	$113,390	$121,797
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Mobile solutions	$32,282	$22,534	$73,431	$64,469
Fixed wireless access solutions	9,723	11,114	37,222	42,489
Product	42,005	33,648	110,653	106,958
Services and other	12,027	7,709	32,504	24,409
Total revenues	54,032	41,357	143,157	131,367
Cost of revenues:
Product	33,592	42,788	86,812	101,375
Services and other	1,640	734	5,492	3,559
Total cost of revenues	35,232	43,522	92,304	104,934
Gross profit (loss)	18,800	(2,165)	50,853	26,433
Operating costs and expenses:
Research and development	5,176	5,200	15,032	14,369
Sales and marketing	4,125	3,893	12,176	13,703
General and administrative	4,822	3,429	12,695	12,326
Depreciation and amortization	3,154	3,848	10,098	13,125
Impairment of capitalized software	507	611	927	1,115
Total operating costs and expenses	17,784	16,981	50,928	54,638
Operating income (loss)	1,016	(19,146)	(75)	(28,205)
Other (expense) income:
Interest expense, net	(5,731)	(2,894)	(9,686)	(6,910)
Loss on extinguishment of revolving credit facility	—	—	(788)	—
Gain on debt restructurings, net	12,366	—	13,690	—
Other income (expense), net	(72)	45	(864)	50
Income (Loss) before income taxes	7,579	(21,995)	2,277	(35,065)
Income tax provision	36	30	171	44
Income (Loss) from continuing operations	7,543	(22,025)	2,106	(35,109)
Income from discontinued operations (net of income tax provision (benefit) of $266, $(46), $674, and $555, respectively)	1,426	220	3,032	3,263
Net income (loss)	8,969	(21,805)	5,138	(31,846)
Preferred stock dividends	(827)	(756)	(2,425)	(2,218)
Net income (loss) attributable to common stockholders	$8,142	$(22,561)	$2,713	$(34,064)
Per share data:
Net earnings (loss) per share
Basic
Continuing operations	$0.54	$(1.95)	$(0.03)	$(3.33)
Discontinued operations	0.12	0.02	0.25	0.29
Basic earnings per share (*)	$0.66	$(1.93)	$0.23	$(3.03)
Diluted
Continuing operations	$(0.16)	$(1.95)	$(0.03)	$(3.33)
Discontinued operations	0.11	0.02	0.25	0.29

Diluted earnings per share (*)	$(0.06)	$(1.93)	$0.23	$(3.03)
Weighted-average shares used in computation of net earnings (loss) per share
Basic (*)	12,336,503	11,696,755	12,036,989	11,224,722
Diluted (*)	13,218,293	11,696,755	12,036,989	11,224,722

Other comprehensive loss:
Foreign currency translation adjustment	(1,292)	(433)	(1,385)	(958)
Comprehensive income (loss)	$7,677	$(22,238)	$3,753	$(32,804)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1. Rounding may affect summation.
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, June 30, 2023	25	$—	11,687	$12	$805,282	(869,254)	$(6,855)	$(70,815)
Net loss	—	—	—	—	—	(21,805)	—	(21,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(433)	(433)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	16	—	3	—	—	3
Issuance of common shares in connection with a public offering, net of issuance costs			—	—	—			—
Share-based compensation	—	—	—	—	2,267	—	—	2,267
Preferred stock dividends	—	—	—	—	756	(756)	—	—
Balance, September 30, 2023	25	$—	11,703	$12	$808,308	$(891,815)	$(7,288)	$(90,783)

Balance, June 30, 2024	25	$—	11,910	$12	$816,002	$(912,357)	$(5,420)	$(101,763)
Net income	—	—	—	—	—	8,969	—	8,969
Foreign currency translation adjustment	—	—	—	—	—	—	(1,292)	(1,292)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	146	—	213	—	—	213
Share-based compensation	—	—	—	—	1,229	—	—	1,229
Issuance of common stock in connection with debt restructurings	—	—	487	1	4,924	—	—	4,925
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	2,656	—	—	2,656
Preferred stock dividends	—	—	—	—	827	(827)	—	—
Balance, September 30, 2024	25	$—	12,543	$13	$825,851	$(904,215)	$(6,712)	$(85,063)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2022	25	$—	10,847	$11	$793,952	$(857,751)	$(6,330)	$(70,118)
Net loss	—	—	—	—	—	(31,846)	—	(31,846)
Foreign currency translation adjustment	—	—	—	—	—	—	(958)	(958)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	52	—	51	—	—	51
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	804	1	6,057	—	—	6,058
Share-based compensation	—	—	—	—	6,030	—	—	6,030
Preferred stock dividends	—	—	—	—	2,218	(2,218)	—	—
Balance, September 30, 2023	25	$—	11,703	$12	$808,308	$(891,815)	$(7,288)	$(90,783)

Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net income	—	—	—	—	—	5,138	—	5,138
Foreign currency translation adjustment	—	—	—	—	—	—	(1,385)	(1,385)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	177	—	207	—	—	207
Share-based compensation	—	—	—	—	2,815	—	—	2,815
Issuance of common stock in connection with debt restructurings	—	—	487	1	4,924	—	—	4,925
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	5,342	—	—	5,342
Preferred stock dividends	—	—	—	—	2,425	(2,425)	—	—
Balance, September 30, 2024	25	$—	12,543	$13	$825,851	$(904,215)	$(6,712)	$(85,063)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,138	$(31,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,242	16,270
Loss on extinguishment of revolving credit facility	788	—
Gain on debt restructurings, net	(13,690)	—
Provision for expected credit losses	(231)	612
Impairment of capitalized software	927	1,115
Provision for excess and obsolete inventory	901	7,011
Impairment of operating lease right-of-use assets	139	—
Share-based compensation expense	2,815	6,030
Amortization of debt discount and debt issuance costs	4,435	2,048
Deferred income taxes	9	177
Non-cash operating lease expense	1,218	437
Other	6	—
Changes in assets and liabilities:
Accounts receivable	2,432	7,703
Inventories	(274)	7,685
Prepaid expenses and other assets	1,887	1,479
Accounts payable	12,284	1,162
Accrued expenses and other liabilities	14,683	2,561
Operating lease liabilities	(1,334)	(41)
Net cash provided by operating activities	45,375	22,403
Cash flows from investing activities:
Purchases of property, plant and equipment	(46)	(403)
Additions to capitalized software development costs and purchases of intangible assets	(3,608)	(6,114)
Net cash used in investing activities	(3,654)	(6,517)
Cash flows from financing activities:
Payments related to repurchases of 2025 Convertible Notes	(33,781)	—
Proceeds from issuance of short-term loan and warrants, net of issuance costs	19,350	—
Proceeds from a public offering of equity, net of issuance costs	—	6,057
Principal payments on financed assets	—	(360)
Net repayments on revolving credit facility	(4,882)	(7,851)
Repayments on short-term loan	(13,500)	—
Other financing activities	2	128
Net cash used in financing activities	(32,811)	(2,026)
Effect of exchange rates on cash	(1,682)	(2,057)
Net increase in cash and cash equivalents	7,228	11,803
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,409	3,241
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	5,110	3,902
Cash and cash equivalents, beginning of period	7,519	7,143
Cash, cash equivalents and restricted cash from continuing operations, end of period	11,972	14,424
Cash, cash equivalents and restricted cash from discontinued operations, end of period	2,775	4,522
Cash and cash equivalents, end of period	$14,747	$18,946

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,283	$3,336
Income taxes	$269	$217

Supplemental disclosures of non-cash investing and financing activities:
Transfer of inventories to rental assets	$2,043	$1,077
Capital expenditures financed through accounts payable or accrued liabilities	$262	$7,216
Equity value issued in exchange for 2025 Convertible Notes	$7,088	$—
Right-of-use assets obtained in exchange for operating leases liabilities	$508	$1,030

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
Planned Divestiture of the Telematics Business
On September 16, 2024, the Company and its subsidiary Inseego SA (Pty) Ltd (“Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Light Sabre SPV Limited (which subsequently novated its benefits and obligations under the Purchase Agreement to Ctrack Holdings (the “Purchaser”)), pursuant to which Inseego agreed to sell to the Purchaser the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary in exchange for approximately $52 million in cash, subject to certain adjustments. Upon completion of the sale (the “Completion Date”), the Purchaser will acquire the fleet management and telematics solutions business of Inseego, which has operations in the United Kingdom, the European Union, Australia and New Zealand (the “Telematics Business”).
The Purchase Agreement is subject to closing conditions including, among others more fully described in the Purchase Agreement, the Purchaser finalizing financing arrangements to fund the purchase price. Unless fulfilled or otherwise waived by the parties, if any of the closing conditions are not fulfilled by December 31, 2024, the Purchase Agreement shall be terminated and the Sale Transaction shall not be completed.
As a result, within these condensed consolidated financial statements, the assets and liabilities associated with the Telematics Business disposal group have been classified as held for sale within the Condensed Consolidated Balance Sheet and its operations have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Refer to Note 2 – Discontinued Operations and Held for Sale for additional information regarding the Telematics Business, including the assets and liabilities divested and income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Condensed Consolidated Financial Statements relate solely to the Company's continuing operations.
Held for Sale and Discontinued Operations
In accordance with authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that the Telematics Business met held-for-sale and discontinued operations accounting criteria during the third quarter of 2024. Accordingly, the Company classified the results of the Telematics Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Telematics Business are classified as held for sale in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows.
Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. No impairment upon classification as held for sale was recorded during the three or nine months ended September 30, 2024.
The results of discontinued operations are reported as Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Comprehensive Income for the current and prior periods commencing in the period in which the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
held for sale criteria are met. Income from discontinued operations, net of tax includes direct costs attributable to the discontinued operations and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the discontinued operations. Income from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale. Activity within comprehensive income directly associated with a divested business is not realized as a component of Income from discontinued operations, net of tax until completion of the sale or disposition.
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
Reverse Stock Split
On January 24, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to January 24th was automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive cash in lieu of such fractional share.
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
Liquidity
During 2024, the Company entered into a series of agreements, as part of its overall capital structure management, to reduce its total debt and restructure its outstanding 3.25% convertible notes due 2025 (the “2025 Convertible Notes”), as follows:
(1) Convertible Debt Repurchases and Exchanges Completed prior to September 30, 2024 (the “Completed Repurchases and Exchanges”):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(a) the Company repurchased, for cash, all of the $45.9 million in principal amount of the 2025 Convertible Notes held by certain entities managed by Highbridge Capital Management, LLC (such entities, “Highbridge”), the second largest note holder as of the date of such purchase, at a discount of 30% to face value, plus accrued interest;
(b) the Company repurchased, for cash, $3.0 million of principal amount of the 2025 Convertible Notes from a separate single holder at discount of 45% to face value, plus accrued interest;
(c) the Company repurchased from a holder approximately $4.7 million of principal amount of the 2025 Convertible Notes in exchange for approximately 0.3 million shares of the Company’s Common Stock and warrants to purchase an aggregate of approximately 0.2 million shares of the Company’s Common Stock, plus accrued interest. See Note 8 – Stockholders' Equity (Deficit) for further details regarding these warrants;
(d) the Company repurchased from two related holders approximately $1.5 million in aggregate principal amount of the 2025 Convertible Notes in exchange for approximately 0.1 million shares of the Company’s common stock and warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s common stock. See Note 8 – Stockholders' Equity (Deficit) for further details regarding these warrants;
(2) Short-Term Loan Agreement: to finance a portion of the Completed Repurchases and Exchanges, the Company agreed to a $19.5 million loan (“Short-Term Loan”) from (i) South Ocean Funding, LLC (“South Ocean”), which is an affiliate of Golden Harbor Ltd. (“Golden Harbor”), and Tavistock Financial, LLC, and (ii) certain participant lenders (the “Participating Lenders”). The Short-Term Loan was originally scheduled to mature on September 30, 2024 but maturity has subsequently been extended to November 30, 2024. Borrowings under the Short-Term Loan bear interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company will be required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid. See Note 5 – Debt below for further details regarding the Short-Term Loan; and
(3) Convertible Debt Repurchases and Exchanges Completed Subsequent to September 30, 2024 (the “Subsequently Completed Repurchases and Exchanges”): On November 6, 2024 the Company completed the previously-announced privately-negotiated exchanges of $91.5 million in aggregate principal amount of the 2025 Convertible Notes held by certain holders of the 2025 Convertible Notes pursuant to binding term sheets that were previously entered into with such holders, including the binding term sheets entered into on June 28, 2024 with North Sound Partners and Golden Harbor Ltd. In connection with the Subsequently Completed Repurchases and Exchanges, the Company issued to these noteholders in concurrent private placement transactions an aggregate of (i) approximately 2.4 million shares of the Company’s Common Stock, (ii) approximately $40.9 million in principal amount of new senior secured notes due in 2029 (the “New Senior Secured Notes”), and (iii) warrants to purchase an aggregate of approximately 2.1 million shares of the Company’s Common Stock. See Note 12 – Subsequent Events below for further details regarding the Subsequently Completed Repurchases and Exchanges, including information about the warrants and New Senior Secured Notes issued in relation to these transactions.
As of September 30, 2024, the Company had available cash and cash equivalents totaling $12.0 million. During the three-months ended September 30, 2024, the Company voluntarily prepaid $13.5 million of the outstanding principal balance under the Short-Term Loan Agreement, so that on September 30, 2024, the outstanding principal balance under the Short-Term Loan was $6.0 million.
The 2025 Convertible Notes had a principal balance of $106.8 million as of September 30, 2024 and mature on May 1, 2025. Taking into account the Completed Repurchases and Exchanges and the Subsequently Completed Repurchases and Exchanges, the Company has subsequently repurchased and/or exchanged approximately $146.9 million, or 90.8%, of the face value of the 2025 Convertible Notes that was outstanding as of December 31, 2023.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the nine months ended September 30, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated its Credit Facility (as defined below) effective April 18, 2024. These factors have had a positive impact on our liquidity.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
During the previous two quarters, the Company had disclosed that there was substantial doubt about its ability to continue as a going concern within one year of the issuance dates of the quarterly reports on Form 10-Q for those quarters, primarily as a result of the outstanding balance and due date of the 2025 Convertible Notes. In performing this assessment for the current quarter, taking into account the Company’s liquidity position as a whole, including the repurchases and exchanges of 2025 Convertible Notes noted above, the liquidity anticipated to be provided from the sale of the Telematics Business, and cash inflows expected to be provided by its continuing operations, the Company has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of these financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Discontinued Operations and Held for Sale
As noted in Note 1 – Nature of Business and Significant Accounting Policies, on September 16, 2024, the Company entered into the Purchase Agreement to sell its Telematics Business. As a result, within these condensed consolidated financial statements, the assets and liabilities associated with the Telematics Business disposal group have been classified as held for sale within the Condensed Consolidated Balance Sheet and its operations have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes Income from discontinued operations, net of tax included in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services and other revenues	$7,862	$7,226	$22,895	$21,567
Services and other cost of revenues	3,222	3,166	9,876	9,022
Gross profit from discontinued operations	4,640	4,060	13,019	12,545
Operating costs and expenses:
Research and development	293	473	967	1,345
Sales and marketing	1,289	1,255	3,625	3,698
General and administrative	1,884	1,146	4,799	3,404
Depreciation and amortization	360	392	1,060	1,112
Total operating costs and expenses	3,826	3,266	10,451	9,559
Operating income from discontinued operations	814	794	2,568	2,986
Other (expense) income:
Interest income, net	3	3	10	8
Other income (expense), net	875	(623)	1,128	824
Income from discontinued operations before income taxes	1,692	174	3,706	3,818
Income tax provision (benefit)	266	(46)	674	555
Income from discontinued operations, net of tax	$1,426	$220	$3,032	$3,263

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the held for sale assets and liabilities included in the Condensed Consolidated Balance Sheet (in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,775	$5,110
Accounts receivable, net	4,803	4,414
Inventories	2,092	2,325
Prepaid expenses and other	380	274
Current assets held for sale (*)	10,050	12,123
Non-current assets:
Property, plant and equipment, net	323	369
Rental assets, net	4,932	5,083
Intangible assets, net	990	1,422
Goodwill	17,973	17,973
Operating lease right-of-use assets	1,503	1,390
Non-current assets held for sale (*)	25,721	26,237
Total assets held for sale (*)	$35,771	$38,360
LIABILITIES
Current liabilities:
Accounts payable	$1,650	$1,387
Accrued expenses and other current liabilities	6,410	5,973
Current liabilities held for sale (*)	8,060	7,360
Long-term liabilities:
Operating lease liabilities	1,335	1,067
Deferred tax liabilities, net	600	568
Other long-term liabilities	5	9
Non-current liabilities held for sale (*)	1,940	1,644
Total liabilities held for sale (*)	$10,000	$9,004
(*) Assets and liabilities of the held for sale Telematics Business are presented as current in the Condensed Consolidated Balance Sheet at September 30, 2024, as the Company expects to complete the disposition within one year.
As permitted under ASC 205-20-50-5b(2), the Company has elected not to adjust the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued activities included in the accompanying condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-cash items included in net (loss) income:
Depreciation and amortization	$969	$1,032	$2,921	$2,867
Share-based compensation	$35	$144	$101	$390
Cash flows from investing activities:
Purchases of property, plant and equipment	$(14)	$(173)	$(17)	$(334)
Non-cash investing activities:
Transfer of inventories to rental assets	$698	$412	$2,043	$1,077
Right-of-use assets obtained in exchange for operating leases liabilities	$362	$93	$508	$1,030

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$17,796	$18,939
Raw materials and components	322	1,616
Total inventories	$18,118	$20,555
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Rebate receivables	$1,407	$1,950
Receivables from contract manufacturers	716	1,823
Software licenses	770	504
Other	734	660
Total prepaid expenses and other	$3,627	$4,937
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Royalties	$968	$845
Payroll and related expenses	7,778	3,608
Professional fees	—	—
Accrued interest	2,042	1,038
Deferred revenue	9,212	2,717
Operating lease liabilities	1,303	1,226
Accrued contract manufacturing liabilities	5,049	7,537
Other	4,795	4,078
Total accrued expenses and other current liabilities	$31,147	$21,049
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term deferred revenue	$6,352	$1,704
Other	147	647
Total other long-term liabilities	$6,499	$2,351
As of September 30, 2024, of the $6.4 million long-term deferred revenue balance, $5.9 million relates to performance obligations expected to be satisfied between one and two years, and $0.5 million relates to performance obligations expected to be satisfied between two and three years from September 30, 2024.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements
The Company’s only financial instrument measured at fair value on a recurring basis is its interest make-whole payment derivative liability on its 2025 Convertible Notes (see Note 5 – Debt). The fair value of that liability was zero as of both September 30, 2024 and December 31, 2023.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	September 30, 2024	December 31, 2023
Volatility	90.80%	77.00%
Stock price	$16.33 per share	$2.20 per share
Credit spread	17.08%	92.20%
Term	0.59 years	1.34 years
Dividend yield	—%	—%
Risk-free rate	4.31%	4.60%

There was no change in the fair value of the interest make-whole liability for the three and nine months ended September 30, 2024 or September 30, 2023.

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2025 Convertible Notes. The 2025 Convertible Notes are carried at amortized cost, adjusted for changes in the fair value of the embedded derivative.
Note 5. Debt
Short-Term Loan
On June 28, 2024, the Company entered into a Loan and Security Agreement (the “Short-Term Loan Agreement”), among South Ocean, as lender (“Lender”), the Participating Lenders, the Company, as borrower, and two of the Company’s wholly-owned subsidiaries, Inseego Wireless, Inc. and Inseego North America LLC as guarantors (collectively, the “Guarantors,” and together with the Company, the “Loan Parties”). The Loan Agreement establishes the Short-Term Loan.
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
The Short-Term Loan was originally scheduled to mature on September 30, 2024 but maturity has subsequently been extended to November 30, 2024. Borrowings under the Short-Term Loan bear interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company is required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Senior Managing Director of Tavistock Group, an affiliate of the Lender. Accordingly, the Lender and the Participating Lenders are considered related parties of the Company.
In connection with entering into the Short-Term Loan Agreement, the Company paid an arrangement and administration fee of $0.2 million to the Lender (the “Loan Costs”). Additionally in connection with the Short-Term Loan Agreement, the Company issued to the Lender and the Participating Lenders warrants (the “Loan Warrants”) to purchase an aggregate of 550,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). See Note 8 – Stockholders' Equity (Deficit) for further details regarding the Loan Warrants.
The gross proceeds received under the Short-Term Loan Agreement, along with the Loan Costs, were allocated between the Short-Term Loan and the Loan Warrants based on their relative fair values at issuance.
During the three-months ended September 30, 2024, the Company voluntarily prepaid $13.5 million of the outstanding principal balance under the Short-Term Loan Agreement, so that as of September 30, 2024, the outstanding principal balance under the Short-Term Loan Agreement was $6.0 million. The debt discount originally recorded as a result of the allocation of the net proceeds between the Short-Term Loan and the Loan Warrants of $3.3 million was fully amortized to interest expense during the months ended September 30, 2024. As a result, the amount recorded in the Condensed Consolidated Balance Sheets as of September 30, 2024 is solely comprised of the principal balance outstanding.
2025 Convertible Notes
In 2020, the Company completed both a registered public offering and a privately negotiated exchange agreement that resulted in the issuance of the 2025 Convertible Notes. After taking into account exchanges and redemptions occurring in prior periods, the outstanding principal balance of the 2025 Convertible Notes was $106.8 million and $161.9 million as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, the conversion rate for the 2025 Convertible Notes is 7.92896 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents a conversion price of approximately $126.12 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
2025 Convertible Note Repurchases and Exchanges
On May 24, 2024, the Company entered into a repurchase agreement with a single holder of the 2025 Convertible Notes, resulting in the settlement of $3.0 million of outstanding principal at a purchase price of 55% of par. The repurchase price was equal to the aggregate principal amount at 55% of par, plus accrued and unpaid interest up to, but excluding, the repurchase date. The total repurchase payment was $1.7 million. The repurchase resulted in a gain of $1.3 million, net of costs incurred directly with executing the transaction, recorded within gain (loss) on debt restructurings, net in the nine months ended September 30, 2024 on the condensed consolidated statement of operations.
On June 28, 2024, the Company agreed to purchase, for cash, all of the $45.9 million in face value of the 2025 Convertible Notes held by Highbridge, then the second largest noteholder, at a discount of 30% to face value. This transaction closed in July 2024 and resulted in a gain of $13.4 million recorded within gain (loss) on debt restructurings, net in the nine months ended September 30, 2024 on the condensed consolidated statement of operations.
On July 18, 2024, the Company entered into an agreement with a holder of approximately $4.7 million in principal amount of the 2025 Convertible Notes, pursuant to which the Company repurchased the holder’s 2025 Convertible Notes in exchange for approximately 0.3 million shares of the Company’s Common Stock and warrants to purchase an aggregate of approximately 0.2 million shares of the Company’s Common Stock, plus accrued interest. See Note 8 – Stockholders' Equity (Deficit) for further details regarding these warrants.
On August 2, 2024, the Company entered into an agreement with two related holders of approximately $1.5 million in principal amount of the 2025 Convertible Notes, pursuant to which the Company repurchased the holders’ 2025 Convertible Notes in exchange for approximately 0.1 million shares of the Company’s common stock and warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s common stock. See Note 8 – Stockholders' Equity (Deficit) for further details regarding these warrants.
As a result of the July 18 and August 2, 2024 repurchases, the Company recorded a loss of $1.0 million within gain (loss) on debt restructurings, net in the three and nine months ended September 30, 2024 on the condensed consolidated statement of operations
As of September 30, 2024 and December 31, 2023, $106.8 million and $161.9 million of principal amount of the 2025 Convertible Notes was outstanding, respectively, $80.4 million of which was held by related parties.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2025 Convertible Notes consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal	$106,824	$161,898
Add: fair value of embedded derivative	—	$—
Less: unamortized debt discount	(320)	$(1,106)
Less: unamortized issuance costs	(254)	$(880)
Net carrying amount	$106,250	$159,912

The effective interest rate of the liability component of the 2025 Convertible Notes was 4.17% and 4.23% for the three months ended September 30, 2024 and 2023, respectively, and 4.17% and 4.27% for the nine months ended September 30, 2024 and 2023, respectively.
The following table sets forth total interest expense recognized related to the 2025 Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$879	$1,315	$3,499	$3,946
Amortization of debt discount	$138	$207	550	621
Amortization of debt issuance costs	$110	$165	438	494
Total interest expense	$1,127	$1,687	$4,487	$5,061
The contractual interest expense on the 2025 Convertible Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $0.7 million in the three months ended September 30, 2024 and 2023 and $2.0 million in the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, accrued interest due to related parties of $1.1 million and $0.4 million was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, respectively.
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
The Credit Agreement established a secured asset-backed revolving credit facility which was comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base were to be repaid immediately. The Borrowers’ obligations under the Credit Agreement were guaranteed by the Company. The Credit Facility Parties’ obligations under the Credit Agreement were secured by a continuing security interest in all property of each Credit Facility Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 2, 2023, (1) two related parties, South Ocean Funding, LLC and North Sound Ventures, LP (collectively, the “Credit Facility Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Credit Facility Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Credit Facility Participation Interest, we agreed to pay the Credit Facility Participants an aggregate exit fee (the “Exit Fee”) ranging from 7.5% to 12.5% of the amount of the Credit Facility Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Facility, and (c) the early redemption of the Credit Facility Participation Interest, as applicable. Further, the purchase of the Credit Facility Participation Interest granted an option for the Credit Facility Participants to purchase the subject revolving loan or to redeem its Credit Facility Participation Interest under certain circumstances. The Credit Facility Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock.
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Credit Facility. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Credit Facility of approximately $3.0 million. The Company also paid the Exit Fee in the aggregate amount of $0.4 million to the Credit Facility Participants. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock. As a result of the voluntary pay-off, the Company recorded a loss on extinguishment of debt of $0.8 million within other (expense) income, net on the condensed consolidated statements of operations during the nine months ended September 30, 2024.
The effective interest rate of the average outstanding balance for the Credit Facility was 36.1%, which includes 8.3% related to amortization of original issuance costs, and 58.7%, which includes 27.3% related to amortization of original issuance costs, for the nine months ended September 30, 2024 and 2023, respectively. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$—	$587	$312	$810
Amortization of debt issuance costs	—	472	117	705
Total interest expense	$—	$1,059	$429	$1,515
Note 6. Share-based Compensation
During the three and nine months ended September 30, 2024 and 2023, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$23	$213	$75	$580
Research and development	196	598	437	1,288
Sales and marketing	103	315	314	901
General and administrative	871	997	1,888	2,870
Income from discontinued operations, net of tax	36	144	101	391
Total	$1,229	$2,267	$2,815	$6,030

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for stock options granted. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options. For performance stock awards subject to market-based vesting conditions, fair values are determined using the Monte-Carlo simulation model. Stock options generally have a term of ten years and vest over a three to four-year period.
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

Outstanding — December 31, 2023	545,872
Granted	44,250
Exercised	(333)
Canceled	(271,438)
Outstanding — September 30, 2024	318,351
Exercisable — September 30, 2024	196,498
At September 30, 2024, total unrecognized compensation expense related to stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 3.16 years.
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
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

Non-vested — December 31, 2023	203,008
Granted	1,105,362
Vested	(154,983)
Forfeited	(14,749)
Non-vested — September 30, 2024	1,138,638
At September 30, 2024, total unrecognized compensation expense related to RSUs was $7.8 million, which is expected to be recognized over a weighted-average period of 3.41 years.
Note 7. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the 2025 Convertible Notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their effect would be anti-dilutive.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted earnings per share was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount
For the three months ended September 30, 2024
Basic EPS
Income (Loss) from continuing operations	$7,543
Less: preferred stock dividends	(827)
Income (loss) from continuing operations attributable to common stockholders	6,716	12,337	$0.54
Income from discontinued operations, net of tax	1,426	12,337	$0.12
Income (loss) attributable to common stockholders	$8,142	12,337	$0.66
Diluted EPS
Income (loss) from continuing operations attributable to common stockholders	$6,716	12,337
Effect of dilutive 2025 Convertible Notes	(8,879)	882
Diluted EPS from continuing operations	$(2,163)	13,218	$(0.16)

Income from discontinued operations, net of tax	$1,426	12,337
Effect of dilutive 2025 Convertible Notes		882
Diluted EPS from discontinued operations	$1,426	13,218	$0.11

Income (loss) attributable to common stockholders	$8,142	12,337
Effect of dilutive 2025 Convertible Notes	(8,879)	882
Diluted EPS from net income	$(737)	13,218	$(0.06)

For the three months ended September 30, 2023
Basic and Diluted EPS
Income (Loss) from continuing operations	$(22,025)
Less: preferred stock dividends	(756)
Income (loss) from continuing operations attributable to common stockholders	(22,781)	11,697	$(1.95)
Income from discontinued operations, net of tax	220	11,697	$0.02
Income (loss) attributable to common stockholders	$(22,561)	11,697	$(1.93)

For the nine months ended September 30, 2024
Basic and Diluted EPS
Income (Loss) from continuing operations	$2,106
Less: preferred stock dividends	(2,425)
Income (loss) from continuing operations attributable to common stockholders	(319)	12,037	$(0.03)
Income from discontinued operations, net of tax	3,032	12,037	$0.25
Income (loss) attributable to common stockholders	$2,713	12,037	$0.23

For the nine months ended September 30, 2023
Basic and Diluted EPS
Income (Loss) from continuing operations	$(35,109)
Less: preferred stock dividends	(2,218)
Income (loss) from continuing operations attributable to common stockholders	(37,327)	11,225	$(3.33)
Income from discontinued operations, net of tax	3,263	11,225	$0.29
Income (loss) attributable to common stockholders	$(34,064)	11,225	$(3.03)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1.Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive as of September 30, 2024 and 2023 (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of September 30,
	2024	2023
2025 Convertible Notes*	847	1,409
Common stock warrants	875	—
Non-qualified stock options	318	732
Restricted stock units	1,139	433
Employee stock purchase plan	—	610
Total	3,179	3,184
(*) The impact of the 2025 Convertible Notes was included in the computation of diluted EPS for the three months ended September 30, 2024 as it was dilutive for the period.
Additional shares of the Company’s common stock, and warrants to purchase shares of the Company’s common stock, were issued after September 30, 2024. See Note 12. Subsequent Events for further details.
Note 8. Stockholders' Equity (Deficit)
Loan Warrants
As noted in Note 5 – Debt, on June 28, 2024 in connection with the Short-Term Loan Agreement, the Company agreed to issue to the Lender and the Participating Lenders Loan Warrants to purchase an aggregate of 550,000 shares of the Company’s Common Stock. The Loan Warrants have an exercise price of $12.12 per share of Common Stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Loan Warrants will expire on June 28, 2028, are exercisable on a cash basis, and contain customary registration rights with respect to the shares of Common Stock issuable upon exercise of the Loan Warrants. As of September 30, 2024, none of the Loan Warrants have been exercised.
The proceeds from the Short-Term Loan Agreement, along with the related Loan Costs incurred, were allocated to the Loan Warrants and Short-Term Loan based on their relative fair values. This allocation resulted in the Warrants having a net value of $3.2 million that the Company recorded within Additional Paid-In Capital within the Company’s Condensed Consolidated Statements of Stockholders’ Deficit.
2025 Convertible Note Repurchases
As discussed in Note 5 – Debt, on July 18, 2024, the Company entered into an agreement with a holder of approximately $4.7 million in principal amount of the 2025 Convertible Notes, pursuant to which the Company repurchased the holder’s 2025 Convertible Notes in exchange for approximately 0.3 million shares of the Company’s common stock and warrants to purchase an aggregate of approximately 0.2 million shares of the Company’s common stock, plus accrued interest. The warrants have an exercise price of $13.37, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions.
As discussed in Note 5 – Debt, on August 2, 2024, the Company entered into an agreement with two related holders of approximately $1.5 million in principal amount of the 2025 Convertible Notes, pursuant to which the Company repurchased the holders’ 2025 Convertible Notes in exchange for approximately 0.1 million shares of the Company’s common stock and warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s common stock, plus accrued interest. The warrants have an exercise price of $11.03, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions.
These warrants expire four years from their dates of issuance, are exercisable on a cash basis and are otherwise in substantially the same form as the Loan Warrants. The Company granted the holder customary registration rights with respect to the common shares and the shares of common stock issuable upon exercise of the warrants. As of September 30, 2024, none of these warrants have been exercised.
Public Equity Offering
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). The Company did not sell any shares under the ATM Offering during the three months ended September 30, 2023. During the nine months ended September 30, 2023 the Company sold 803,596 shares of common stock, at an average price of $7.54 per share, for net proceeds of $6.1 million, after deducting underwriter fees and discounts. Effective as of November 2, 2023, the Equity Distribution Agreement was terminated by the Company, and there will be no further sales under the ATM Offering.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company had 25,000 shares of Series E preferred stock issued and outstanding.
Note 9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States and Canada	$51,072	$40,181	$137,356	$129,458
Europe (including United Kingdom)	$2,866	$1,172	4,243	1,242
Other	$94	$4	1,558	667
Total	$54,032	$41,357	$143,157	$131,367
Concentrations of Credit Risk
For the three months ended September 30, 2024, two customers accounted for 38.6% and 36.7% of revenues, respectively. For the three months ended September 30, 2023, two customers accounted for 41.3% and 34.8% of revenues, respectively.
For the nine months ended September 30, 2024, two customers accounted for 43.3% and 31.9% of revenues, respectively. For the nine months ended September 30, 2023, two customers accounted for 36.8% and 33.5%, respectively, of revenues.
As of September 30, 2024, three customers accounted for 42.4%, 24.0%, and 20.9% of accounts receivable, net, respectively. As of December 31, 2023, two customers accounted for 51.9% and 12.7% of accounts receivable, net, respectively.
Note 10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of September 30, 2024, future payments under these noncancellable purchase obligations were approximately $64.3 million.
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
Note 11. Income Taxes
Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities. The increase in the Company’s income tax provision for the nine months ended September 30, 2024 compared to the same period in 2023, was driven primarily by U.S. state taxes in states which have either chosen to temporarily suspend the use of net operating losses or have franchise taxes calculated on modified gross profit.
Note 12. Subsequent Events
Subsequently Completed Repurchases and Exchanges
As discussed in Note 1 – Nature of Business and Significant Accounting Policies above, on November 6, 2024 the Company completed the previously-announced private exchanges of $91.5 million in aggregate principal amount of the 2025 Convertible Notes held by certain holders of the 2025 Convertible Notes pursuant to binding term sheets that were previously entered into with such holders, including the binding term sheets entered into on June 28, 2024 with North Sound Partners and Golden Harbor Ltd. In connection with the Subsequently Completed Repurchases and Exchanges, the Company issued to these noteholders in concurrent private placement transactions an aggregate of (i) approximately 2.4 million shares of the Company’s Common Stock, (ii) approximately $40.9 million in principal amount of New Senior Secured Notes, and (iii) warrants to purchase an aggregate of approximately 2.1 million shares of the Company’s Common Stock.
The New Senior Secured Notes bear interest at 9.0% per annum, to be paid in cash, in arrears, and on a semi-annual basis, and will have a maturity date of May 1, 2029. The New Notes are secured by a first priority lien on substantially all of Company’s assets.
The warrants have exercise prices ranging from $11.27 to $15.77 per share of Common Stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The warrants expire four years from the date of issuance and will be exercisable on a cash basis.
Affiliates of two of the noteholders involved in the Subsequently Completed Repurchases and Exchanges - Golden Harbor Ltd. and North Sound Partners - may be deemed to beneficially own more than 5% of the Company’s outstanding Common Stock. James B. Avery, a member of the Company’s Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of Golden Harbor Ltd.

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
•the satisfaction of the conditions precedent to the sale of our fleet management and telematics solutions business (the “Telematics Business”);
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
Business Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless broadband and intelligent edge solutions. Our 4G and 5G wireless broadband portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These solutions are specifically built for the enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. Our telematics solutions are designed to improve business outcomes for enterprise and SMB market segments (see “Recent Developments” below). We also provide a wireless subscriber management SaaS solution for carriers to manage their government and complex enterprise customer subscriptions.
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
Recent Developments
On September 16, 2024, the Company and its subsidiary Inseego SA (Pty) Ltd (“Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Light Sabre SPV Limited (which subsequently novated its benefits and obligations under the Purchase Agreement to Ctrack Holdings (the “Purchaser”)), pursuant to which Inseego agreed to sell to the Purchaser the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary in exchange for approximately $52 million in cash, subject to certain adjustments. Upon completion of the sale (the “Completion Date”), the Purchaser will acquire the Telematics Business, which has operations in the United Kingdom, the European Union, Australia and New Zealand.
The Purchase Agreement is subject to closing conditions including, among others more fully described in the Purchase Agreement, Purchaser finalizing financing arrangements to fund the purchase price. Unless fulfilled or otherwise waived by the parties, if any of the closing conditions are not fulfilled by December 31, 2024, the Purchase Agreement shall be terminated and the Sale Transaction shall not be completed.
The Company’s decision to divest its Telematics Business was based on a review of the strategic fit of the business with the Company’s North American-centric 5G wireless solutions business and the Company’s previously stated goal to continue to significantly de-leverage its capital structure. The sale of the telematics operations further supports the Company’s streamlining of its focus and resources on the strongest growth opportunities around its core product offerings.
The assets and liabilities of the Telematics Business have been classified as held for sale within the Condensed Consolidated Balance Sheet and its operations have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented herein. Refer to Note 2 – Discontinued Operations and Held for Sale included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion regarding the planned divestiture.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues. Revenues for the three months ended September 30, 2024 were $54.0 million, compared to $41.4 million for the same period in 2023.
The following table summarizes revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2024	2023	$	%
Mobile solutions	$32,282	$22,534	$9,748	43.3%
Fixed wireless access solutions	9,723	11,114	(1,391)	(12.5)
Product	42,005	33,648	8,357	24.8
Services and other	12,027	7,709	4,318	56.0
Total revenues	$54,032	$41,357	$12,675	30.6
Mobile solutions. The $9.7 million increase in mobile solutions revenues is primarily due to increased sales of our higher margin premium 5G MiFi at multiple carriers, including a promotional offer at one of our carrier partners.
Fixed wireless access solutions. The $1.4 million decrease in fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners, partially offset by sales from our channel program, that began in 2024, as initiatives in that space are beginning to drive revenue.
Services and other The $4.3 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the three months ended September 30, 2024 was $35.2 million, or 65.2% of revenues, compared to $43.5 million, or 105.2% of revenues, for the same period in 2023.
The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended September 30,		Change
Product Category	2024	2023	$	%
Product	$33,592	$42,788	$(9,196)	(21.5)%
Services and other	1,640	734	906	123.4
Total cost of revenues	$35,232	$43,522	$(8,290)	(19.0)
Product. The $9.2 million decrease in product cost of revenues is primarily due to significant inventory reserves and related charges of $14.4 million recorded in the three months ended September 30, 2023, partially offset by the impact of increased product revenues.
Services and other. The $0.9 million increase in services and other cost of revenues is primarily due to increased Inseego Subscribe revenues and the related increase in costs incurred to provide these services.
Gross profit. Gross profit for the three months ended September 30, 2024 was $18.8 million, or a gross margin of 34.8%, compared to a loss of $2.2 million, or a gross margin of (5.2)%, for the same period in 2023. The increase in gross profit is primarily due to significant inventory reserves recorded in the three months ended September 30, 2023 and higher revenues in the three months ended September 30, 2024. The increase in gross profit margin is primarily due to the inventory reserves recorded in the three months ended September 30, 2023 and a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in the current year in comparison to the lower margin products offered in the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$5,176	$5,200	$(24)	(0.5)%
Sales and marketing	4,125	3,893	232	6.0
General and administrative	4,822	3,429	1,393	40.6
Depreciation and amortization	3,154	3,848	(694)	(18.0)
Impairment of capitalized software	507	611	(104)	(17.0)
Total	$17,784	$16,981	$803	4.7
Research and development expenses. Research and development expenses for the three months ended September 30, 2024 were $5.2 million, or 9.6% of revenues, compared to $5.2 million, or 12.6% of revenues, for the same period in 2023. The decrease in research and development expenses was primarily due to lower research and development personnel-related costs as a result of a decrease in overall research and development headcount, partially offset by increased annual incentive bonus accruals for current year performance.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2024 were $4.1 million, or 7.6% of revenues, compared to $3.9 million, or 9.4% of revenues, for the same period in 2023. The increase in sales and marketing expenses was primarily due to increased sales commissions and higher advertising and marketing costs, partially offset by lower sales personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2024 were $4.8 million, or 8.9% of revenues, compared to $3.4 million, or 8.3% of revenues, for the same period in 2023. The increase in general and administrative expense was primarily due to an increase in legal and consulting expenses related to our capital structure management efforts and planned divestiture of our Telematics Business, as well as increased annual incentive bonus accruals for current year performance, partially offset by a decreased share-based compensation.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2024 were $3.2 million, or 5.8% of revenues, compared to $3.8 million, or 9.3% of revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower balances of capitalized software projects and property, plant and equipment during the three months ended September 30, 2024 compared to the same period in 2023.
Impairment of capitalized software. For the three months ended September 30, 2024 and 2023, we recorded impairments of $0.5 million and $0.6 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended September 30,		Change
Other (expense) income	2024	2023	$	%
Interest expense, net	$(5,731)	$(2,894)	$(2,837)	98.0%
Gain on debt restructurings, net	12,366	—	12,366	*
Other income (expense), net	(72)	45	(117)	*
Total	$6,563	$(2,849)	$9,412	*
* Percentage not meaningful
Interest expense, net. The $2.8 million increase in interest expense, net for the three months ended September 30, 2024 over the same period in 2023 was primarily a result of amortization of the debt discount and coupon interest on the Short-Term Loan (as defined below) received in June 2024, partially offset by reductions in the principal balance of the 2025 Convertible Notes (as defined below) and termination of the Company’s Credit Facility (as defined in Note 5 – Debt in the accompanying condensed consolidated financial statements) in April 2024.
Gain on debt restructurings, net The $12.4 million net gain on debt restructurings for the three months ended September 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings entered into during 2024 as part of our overall capital structure management efforts, as described below.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.0 million, respectively.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax for the three months ended September 30, 2024 and 2023 was $1.4 million and $0.2 million, respectively. The increase was primarily due to increased sales of telematics services.

Preferred stock dividends. During the three months ended September 30, 2024 and 2023, we recorded dividends of $0.8 million and $0.8 million, respectively, on our Preferred Stock.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues. Revenues for the nine months ended September 30, 2024 were $143.2 million, compared to $131.4 million for the same period in 2023.
The following table summarizes revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2024	2023	$	%
Mobile solutions	$73,431	$64,469	$8,962	13.9%
Fixed wireless access solutions	37,222	42,489	(5,267)	(12.4)
Product	110,653	106,958	3,695	3.5
Services and other	32,504	24,409	8,095	33.2
Total revenues	$143,157	$131,367	$11,790	9.0
Mobile solutions. The $9.0 million increase in mobile solutions revenues is primarily due to increased sales of our premium 5G MiFis with one of our carrier partners.
Fixed wireless access solutions. The $5.3 million decrease in fixed wireless access solutions revenues is primarily due to higher sales in the nine months ended September 30, 2023 relating to pre-launch sales of our indoor FWA solution in preparation for the release that occurred in the third quarter of 2023 and reduced sales of our indoor router category during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Services and other The $8.1 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2024 was $92.3 million, or 64.5% of revenues, compared to $104.9 million, or 79.9% of revenues, for the same period in 2023.
The following table summarizes cost of revenues by category (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2024	2023	$	%
Product	$86,812	$101,375	$(14,563)	(14.4)%
Services and other	5,492	3,559	1,933	54.3
Total cost of revenues	$92,304	$104,934	$(12,630)	(12.0)
Product. The $14.6 million decrease in Product cost of revenues is primarily due to significant inventory reserves recorded in the nine months ended September 30, 2023, partially offset partially offset by the impact of increased product revenues.
Services and other. The $1.9 million increase in Services and other cost of revenues is primarily due to increased Inseego Subscribe revenues and the related increase in costs incurred to provide said services.
Gross profit. Gross profit for the nine months ended September 30, 2024 was $50.9 million, or a gross margin of 35.5%, compared to $26.4 million, or a gross margin of 20.1%, for the same period in 2023. The increase in gross profit is primarily due to the inventory reserves recorded in the nine months ended September 30, 2023 and higher revenues in the nine months ended September 30, 2024. The increase in gross profit margin is primarily due to the inventory reserves recorded in the three months ended September 30, 2023 and a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in the current year in comparison to the lower margin products offered in the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$15,032	$14,369	$663	4.6%
Sales and marketing	12,176	13,703	(1,527)	(11.1)
General and administrative	12,695	12,326	369	3.0
Depreciation and amortization	10,098	13,125	(3,027)	(23.1)
Impairment of capitalized software	927	1,115	(188)	(16.9)
Total	$50,928	$54,638	$(3,710)	(6.8)
Research and development expenses. Research and development expenses for the nine months ended September 30, 2024 were $15.0 million, or 10.5% of revenues, compared to $14.4 million, or 10.9% of revenues, for the same period in 2023. The increase in research and development expenses was primarily due to fewer research and development projects that were capitalizable during the nine months ended September 30, 2024, which resulted in a higher percentage of research and development costs being recorded as operating expenses, and increased annual incentive bonus accruals for current year performance, partially offset by lower personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2024 were $12.2 million, or 8.5% of revenues, compared to $13.7 million, or 10.4% of revenues, for the same period in 2023. The decrease in sales and marketing expenses was primarily due to lower sales personnel-related costs as a result of a decrease in overall sales headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2024 were $12.7 million, or 8.9% of revenues, compared to $12.3 million, or 9.4% of revenues, for the same period in 2023. The increase in general and administrative expense was primarily due to an increase in legal and consulting expenses related to our capital structure management efforts and planned divestiture of our Telematics Business, as well as increased annual incentive bonus accruals for current year performance, partially offset by a decrease in share-based compensation expense and temporary employment costs as part of cost reduction efforts.
Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2024 were $10.1 million, or 7.1% of revenues, compared to $13.1 million, or 10.0% of revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower balances of capitalized software projects and property, plant and equipment during the nine months ended September 30, 2024 compared to the same period in 2023.
Impairment of capitalized software. For the nine months ended September 30, 2024 and 2023, we recorded impairments of $0.9 million and $1.1 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Nine Months Ended September 30,		Change
Other (expense) income	2024	2023	$	%
Interest expense, net	$(9,686)	$(6,910)	$(2,776)	40.2
Loss on extinguishment of revolving credit facility	(788)	—	(788)	*
Gain on debt restructurings, net	13,690	—	13,690	*
Other income (expense), net	(864)	50	(914)	*
Total	$2,352	$(6,860)	$9,212	*
* Percentage not meaningful
Interest expense, net. The $2.8 million decrease in interest expense, net for the nine months ended September 30, 2024 over the same period in 2023 was primarily a result of amortization of the debt discount and coupon interest on the Short-Term Loan (as defined below) received in June 2024, partially offset by reductions in the principal balance of the 2025 Convertible

Notes (as defined below) and termination of the Company’s Credit Facility (as defined in Note 5 – Debt in the accompanying condensed consolidated financial statements) in April 2024.
Loss on extinguishment of revolving credit facility The $0.8 million loss on extinguishment of revolving credit facility for the nine months ended September 30, 2024 relates to the terminations of the Company’s Credit Facility in April 2024.
Gain on debt restructurings, net The $13.7 million net gain on troubled debt restructurings for the nine months ended September 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings entered into during 2024 as part of our overall capital structure management efforts.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2024 and 2023 was $(0.9) million and $0.1 million, respectively.
Income tax provision. Income tax provision for the nine months ended September 30, 2024 and 2023 was a provision of $0.2 million and $0.0 million, respectively.
Income from discontinued operations, net of tax. Income from discontinued operations, net of tax for the nine months ended September 30, 2024 and 2023 was $3.0 million and $3.3 million, respectively. The decrease was primarily due to increased sales of telematics services.
Preferred stock dividends. During the nine months ended September 30, 2024 and 2023, we recorded dividends of $2.4 million and $2.2 million, respectively, on our Preferred Stock.
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
Liquidity and Capital Resources
During 2024, the Company entered into a series of agreements, as part of its overall capital structure management, to reduce its total debt and restructure its outstanding 3.25% convertible notes due 2025 (the “2025 Convertible Notes”), some of which are summarized in Note 5 – Debt in the accompanying unaudited financial statements, as follows:
(1) Convertible Debt Repurchases and Exchanges Completed prior to September 30, 2024 (the “Completed Repurchases and Exchanges”):
(a) the Company repurchased, for cash, all of the $45.9 million principal amount of the 2025 Convertible Notes held by certain entities managed by Highbridge Capital Management, LLC (such entities, “Highbridge”), the second largest note holder as of the date of such purchase, at a discount of 30% to face value, plus accrued interest;
(b) the Company repurchased, for cash, $3.0 million in principal amount of the 2025 Convertible Notes from a separate single holder at discount of 45% to face value, plus accrued interest;
(c) the Company repurchased from a holder approximately $4.7 million in principal amount of the 2025 Convertible Notes in exchange for 349,740 shares of the Company’s Common Stock and warrants to purchase an aggregate of 236,074 shares of the Company’s Common Stock, plus accrued interest. See Note 8 – Stockholders' Equity (Deficit) in the accompanying unaudited financial statements for further details regarding these warrants;
(d) the Company repurchased from two related holders approximately $1.5 million in aggregate principal amount of the 2025 Convertible Notes in exchange for 137,533 shares of the Company’s common stock and warrants to purchase an aggregate of 88,534 shares of the Company’s common stock, plus accrued interest. See Note 8 – Stockholders' Equity (Deficit) in the accompanying unaudited financial statements for further details regarding these warrants;

(2) Short-Term Loan Agreement: to finance a portion of the Completed Repurchases and Exchanges, the Company agreed to a $19.5 million loan (“Short-Term Loan”) from (i) South Ocean Funding, LLC (“South Ocean”), which is an affiliate of Golden Harbor Ltd. (“Golden Harbor”), and Tavistock Financial, LLC, and (ii) certain participant lenders (the “Participating Lenders”). The Short-Term Loan was originally scheduled to mature on September 30, 2024 but maturity has subsequently been extended to November 30, 2024. Borrowings under the Short-Term Loan bear interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company will be required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid. See Note 5 – Debt in the accompanying condensed consolidated financial statements for further details regarding the Short-Term Loan; and
(3) Convertible Debt Repurchases and Exchanges Completed Subsequent to September 30, 2024 (the “Subsequently Completed Repurchases and Exchanges”): On November 6, 2024 the Company completed the previously-announced privately-negotiated exchanges of $91.5 million in aggregate principal amount of the 2025 Convertible Notes held by certain holders of the 2025 Convertible Notes pursuant to binding term sheets that were previously entered into with such holders, including the binding term sheets entered into on June 28, 2024 with North Sound Partners and Golden Harbor Ltd.. In connection with the Subsequently Completed Repurchases and Exchanges, the Company issued to these noteholders in concurrent private placement transactions an aggregate of (i) approximately 2.4 million shares of the Company’s Common Stock, (ii) approximately $40.9 million in principal amount of new senior secured notes due in 2029 (the “New Senior Secured Notes”), and (iii) warrants to purchase an aggregate of approximately 2.1 million shares of the Company’s Common Stock. See Part 1 Item 1 Note 12 – Subsequent Events in this Quarterly Report on Form 10-Q for further details regarding the Subsequently Completed Repurchases and Exchanges, including information about the warrants and New Senior Secured Notes issued in relation to these transactions.
As of September 30, 2024, the Company had available cash and cash equivalents totaling $12.0 million. During the three-months ended September 30, 2024, the Company voluntarily prepaid $13.5 million of the outstanding principal under the Short-Term Loan Agreement, so that on September 30, 2024, the outstanding principal under the Short-Term Loan was $6.0 million.
The 2025 Convertible Notes had a principal balance of $106.8 million as of September 30, 2024 and mature on May 1, 2025. Taking into account the Completed Repurchases and Exchanges and the Subsequently Completed Repurchases and Exchanges, the Company has subsequently repurchased and/or exchanged approximately $146.9 million, or 90.8%, of the face value of the 2025 Convertible Notes that was outstanding as of December 31, 2023.
The Company generated positive cash flow from operations both for the year ended December 31, 2023 and in the nine months ended September 30, 2024. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated its Credit Facility effective April 18, 2024. These factors have had a positive impact on our liquidity.
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
During the previous two quarters, the Company had disclosed that there was substantial doubt about its ability to continue as a going concern within one year of the issuance dates of the quarterly reports on Form 10-Q for those quarters, primarily as a result of the outstanding balance and due date of the 2025 Convertible Notes. In performing this assessment for the current quarter, taking into account the Company’s liquidity position as a whole, including the repurchases and exchanges of 2025 Convertible Notes noted above, the liquidity anticipated to be provided from the sale of the Telematics Business, and cash inflows expected to be provided by its continuing operations, the Company has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of these financial statements.
Contractual Obligations and Commitments
As of September 30, 2024, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2024, our future payments under these noncancellable purchase obligations were approximately $64.3 million.
•$106.8 million and $6.0 million in outstanding principal amount of 2025 Convertible Notes and Short-Term Loan, respectively, with required interest payments; see Note 5 – Debt in the accompanying condensed consolidated financial statements; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations during the three or nine months ended September 30, 2024.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$45,375	$22,403
Net cash used in investing activities	(3,654)	(6,517)
Net cash used in financing activities	(32,811)	(2,026)
Effect of exchange rates on cash	(1,682)	(2,057)
Net increase in cash and cash equivalents	7,228	11,803
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,409	3,241
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	5,110	3,902
Cash and cash equivalents, beginning of period	7,519	7,143
Cash, cash equivalents and restricted cash from continuing operations, end of period	$11,972	$14,424
Cash, cash equivalents and restricted cash from discontinued operations, end of period	$2,775	$4,522
Cash, cash equivalents, and restricted cash, end of period	$14,747	$18,946
Operating activities.
Net cash provided by operating activities for the nine months ended September 30, 2024 is primarily comprised of $5.1 million net income earned during the period, net cash provided by working capital of $31.0 million, and non-cash charges, including depreciation and amortization of $13.2 million, amortization of debt discount and debt issuance costs of $4.4 million, and share-based compensation expense of $2.8 million, partially offset by a non-cash gain on debt restructurings of $13.7 million.
Net cash provided by operating activities for nine months ended September 30, 2023 is comprised of a $31.8 million net loss incurred during the period, which was offset by and net cash provided by working capital of $20.6 million and non-cash charges, including depreciation and amortization of $16.3 million, share-based compensation expense of $6.0 million, and amortization of debt discount and debt issuance costs of $2.0 million.
Investing activities.
Net cash used in investing activities during the nine months ended September 30, 2024 is comprised of $3.6 million of cash outflows related to the development of software in support of our products and services.

Net cash used in investing activities for the nine months ended September 30, 2023 is primarily comprised of $6.1 million of cash outflows related to the development of software in support of our products and services and $0.4 million of property, plant and equipment purchases.
Financing activities.
Net cash used in financing activities during the nine months ended September 30, 2024 is comprised of cash outflows of $33.8 million from the repurchases of a portion of our convertible notes and $4.9 million from the termination and repayment of the Credit Facility, partially offset by net cash inflows of $5.9 million from the issuance and partial repayment of our short-term loan and common stock warrants.
Net cash used in financing activities for the nine months ended September 30, 2023 is primarily comprised of $7.9 million of cash outflow related to net repayments of the Credit Facility, partially offset by $6.1 million in proceeds from the ATM offering (as defined in Note 8 – Stockholders' Equity (Deficit) in the accompanying condensed consolidated financial statements).
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2025 Convertible Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Convertible Notes as of September 30, 2024 and December 31, 2023 were $106.8 million and $161.9 million, respectively. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of September 30, 2024 and December 31, 2023, we had no variable-rate borrowings related to the 2025 Convertible Notes.
The 2025 Convertible Notes include an embedded derivative which was marked to a fair value of zero at both September 30, 2024 and December 31, 2023. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Convertible Notes and the embedded derivative are included in Part 1 Item 1 Note 4 – Fair Value Measurements and Note 5 – Debt in this Quarterly Report on Form 10-Q.
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
For the nine months ended September 30, 2024, sales denominated in foreign currencies were approximately 11.2% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, and Australian Dollar. For the nine months ended September 30, 2024, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $1.6 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
Other than the amended and additional risk factors set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2024. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
The announcement and pendency of the Telematics Sale, whether or not consummated, may adversely affect our business.
The announcement and pendency of the Telematics Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, distributors, suppliers, and employees. In addition, pending the completion of the Telematics Sale, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters.
We cannot be sure if or when the Telematics Sale will be completed.
The consummation of the Telematics Sale is subject to the satisfaction or waiver of various conditions, including, among others more fully described in the Purchase Agreement, the Purchaser finalizing financing arrangements to fund the purchase price. We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in the Purchaser’s favor or if other mutual closing conditions are not satisfied, the Purchaser will not be obligated to complete the Telematics Sale. In the event that the Telematics Sale is not completed, the announcement of the termination of the Purchase Agreement may adversely affect the trading price of our common stock, our business and operations or our relationships with customers, distributors, suppliers, and employees.
In addition, if the Telematics Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to us as the Telematics Sale.
We will incur significant expenses in connection with the Telematics Sale, regardless of whether the Telematics Sale is completed.
We have incurred, and expect to continue to incur, significant expenses related to the Telematics Sale. These expenses include, but are not limited to, legal fees, financial advisory fees and accounting fees and expenses. Many of these expenses will be payable by us regardless of whether the Telematics Sale is completed.
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
The outstanding principal amount of our 2025 Notes at September 30, 2024 was $106.8 million. The 2025 Convertible Notes have a maturity date of May 1, 2025. As disclosed elsewhere in this Report, subsequent to September 30, 2024 we completed the additional exchanges of $91.5 million in aggregate principal amount of the 2025 Convertible Notes for, among other things, approximately $40.9 million in principal amount of New Senior Secured Notes. In addition, we incurred $19.5 million in principal amount of indebtedness, $6.0 million of which was outstanding as of September 30, 2024, pursuant to the Short-Term Loan, which matures on November 30, 2024. The Company’s intention is to repay the Short-Term Loan using proceeds from the sale of the Telematics Business or to refinance the Short-Term Loan, however, there can be no assurance that the sale of the Telematics Business will be consummated or that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
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
We are required to comply with certain financial and other covenants under the terms of our New Senior Secured Notes and our Short-Term Loan Agreement and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
The Indenture that sets forth the terms of the New Senior Secured Notes (the “New Notes Indenture”) contains covenants which put certain restrictions on our ability to incur liens, sell or transfer assets, incur other indebtedness, pay dividends, make investments, enter into transactions with affiliates, make other distributions or payments on account of any redemption, retirement or purchase of any capital stock or pay certain other indebtedness. In addition, the Loan and Security Agreement entered into in connection with the establishment of the Short-Term Loan (the “Short-Term Loan Agreement”) contains various covenants, restrictions and events of default. Among other things, these provisions require us to maintain a certain level of consolidated liquidity and impose certain limits on our ability to engage in certain activities. The restrictions in the New Notes Indenture and the Short-Term Loan Agreement impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the New Notes Indenture and/or the Short-Term Loan Agreement. Our obligations under the New Senior Secured Notes and the Short-Term Loan Agreement are secured by a continuing security interest in all property (other than certain excluded collateral) of the Company and each of the borrower parties.
Our inability to comply with any of the provisions of the New Notes Indenture and/or the Short-Term Loan Agreement could result in a default under the applicable agreement. If such a default under the New Notes Indenture and/or the Short-Term Loan Agreement occurs, the lenders may elect to demand payment in full of all or any portion of our obligations under the New Senior Secured Notes and/or the Short-Term Loan Agreement and, among other remedies, foreclose on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

10.1*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan, as amended on July 30, 2024
10.2*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan, as amended on July 30, 2024
10.3	Share Purchase Agreement dated September 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 16, 2024).
10.4	License Agreement dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 16, 2024).
10.5	Transitional Services Agreement dated September 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 16, 2024).
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2024	Inseego Corp.

	By:	/s/ PHILIP BRACE
Philip Brace
Executive Chairman

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer