Form 10-K
period 2024-12-31
INSEEGO CORP.
filed 2025-02-20
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2024, as reported by The Nasdaq Global Select Market, was approximately $98.9 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 14, 2025 was 15,006,340.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•our ability to attract new customers and retain existing customers;
•our dependence on wireless telecommunication operators delivering acceptable wireless services;
•our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;
•our ability to develop sales channels and to onboard and execute successfully with channel partners;
•our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;
•our ability to develop and expand into new markets;
•our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;
•our reliance on contract manufacturers and third parties to manufacture our products;
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
•our ability to make successful investments in research and development;
•our ability to make payments on or to refinance our indebtedness;
•the outcome of any pending or future litigation, including intellectual property litigation;
•our continued ability to license necessary third-party technology for the development and sale of our solutions;

•the introduction of new products that could contain errors or defects;
•our ability to hire, retain and manage qualified personnel to maintain and expand our business.
•our ability to mitigate the impact of tariffs or other government-imposed sanctions;
•conducting business abroad, including foreign currency risks;
•the impact of high rates of inflation and rising interest rates;
•infringement claims with respect to intellectual property contained in our solutions;
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

PART I
Item 1.    Business
Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These devices are specifically built for the carrier, enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. We also provide a wireless subscriber management SaaS solution for carrier’s management of their government and complex enterprise customer subscriptions.
Our 5G products and associated cloud solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These products support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
Inseego is at the forefront of providing high speed broadband through state-of-the-art 5G products and services to keep enterprise and SMB customers seamlessly connected. With multiple first-to-market innovations through several generations of 4G and 5G technologies, Inseego has been advancing wireless WAN technology and driving industry transformations for over 30 years.
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996. Our principal executive office is located at 9710 Scranton Road, Suite 200, San Diego, CA 92121. Inseego’s common stock trades on The NASDAQ Global Select Market under the symbol “INSG.”
Recent Developments
Divestiture of Telematics Business
On September 16, 2024, the Company and its subsidiary Inseego SA (Pty) Ltd (“Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Light Sabre SPV Limited (which subsequently novated its benefits and obligations under the Purchase Agreement to Ctrack Holdings (the “Purchaser”)), pursuant to which Inseego agreed to sell to the Purchaser the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary in exchange for approximately $52 million in cash, subject to certain adjustments. Upon completion of the sale, which occurred on November 27, 2024, the Purchaser acquired the Company’s telematics solutions business (the “Telematics Business”), which had operations in the United Kingdom, the European Union, Australia and New Zealand.
The Company’s decision to divest its Telematics Business was based on a review of the strategic fit of the business with the Company’s North American-centric 5G wireless solutions business and the Company’s previously stated goal to continue to significantly de-leverage its capital structure. The sale of the Telematics Business further supports the Company’s streamlining of its focus and resources on what it believes to be the strongest growth opportunities around its core product offerings.
The assets and liabilities associated with the Telematics Business disposal group prior to its sale have been classified as held for sale within the Consolidated Balance Sheets and the results of operations and cash flows related to the divested Telematics Business have been classified as discontinued operations within the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented within the consolidated financial statements included in Part IV, Item 15 of this Form 10-K. All discussion below relates to the Company’s continuing operations only, which excludes any results related to the divested Telematics Business, unless noted otherwise.
Industry Trends
As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile networks, especially around broadband speeds and network capacity, is expanding the market beyond traditional wireless which was predominantly focused on smartphones. The new capabilities of 5G technology and additional capacity provided by mid-band spectrum auctions is allowing mobile operators to enter the home and business broadband markets. These network enhancements allow enterprise and SMB customers to enable a multitude of business applications to their distributed sites and employees in an economical way. It is also expected that 5G will enable a variety of new low latency use cases once the complete mid-band and core networks are built out. These use cases include telemedicine, industrial automation, robotics, AR/VR, edge computing, cloud gaming, and other applications.

We believe that 5G mid-band networks will bring a number of enhanced benefits not available on 4G networks, including the capacity to add significant numbers of broadband connections to either bring primary or alternative broadband options to a large number of consumer and business users. It is expected that these newly evolving 5G networks will also enable low latency use cases including manufacturing automation, augmented and virtual reality, video AI, and distributed networking.
The adoption of 5G and the cloud continues to grow as companies across a wide range of industries are leveraging digital transformation technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. We believe this growth will be initially driven by fixed wireless access with the new low latency enterprise use cases to follow.
Our Strategy
Our objective is to be the leader in high performance 5G broadband solutions for mobile broadband and fixed wireless access applications for enterprise and SMBs. We expect to meet this objective through our innovations in 5G hotspots, routers and gateways and our cloud solutions that enable ease of deployment and corporate policy orchestration for network wide distributed deployments. We believe that we have a competitive advantage in the market that is rooted in deep technological differentiation in the 4G/5G modem technology that we design in-house.
The key elements of our strategy are to:
•Capitalize on our direct relationships with mobile operators, infrastructure vendors, 5G chipset vendors and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with the key ecosystem players to strengthen our market position within the consumer, enterprise and SMB market segments.
•Keep enhancing our 5G WWAN devices portfolio by leveraging our core mobile technologies and platforms. We intend to keep enhancing our 5G WWAN portfolio in partnership with our key carrier customers to bring the latest 5G capabilities to the enterprise and SMB market segments.
•Expand our go-to-market to enterprise and SMB customers. We will continue to enhance our routes to market through mobile operators, channel partners, system integrators and OEM partners who sell into these market segments.
•Improve SaaS solution penetration. We are focused on continuing to improve our recurring subscription revenue by providing value added capabilities to our customers through the cloud solutions that we develop.
◦Our cloud management solution (Inseego Connect) manages all of the 4G and 5G gateways and routers deployed at distributed locations with a single pane of glass for ease of deployment and monitoring of all the connections.
◦Our wireless subscriber management solution (Inseego Subscribe) is specifically built for carrier servicing of government and enterprise customers and is currently deployed in North America with a large carrier with several million end users.
Our Business
We provide a portfolio of high performance 5G WAN products as well as cloud solutions for the enterprise and SMB market segments. Our 4G and 5G devices connect end users with high performance broadband for both mobile and fixed wireless use cases. These solutions include “MiFi" ™ hotspots, routers, and gateways for a wide variety of end user deployments. We also offer a cloud solution used for managing edge devices including security, status, configuration and software used at all of a customer’s locations. We also provide a wireless subscriber management solution that is used to manage a carrier’s government and complex enterprise customer subscriptions.
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
Mobile Solutions

Our 5G and 4G mobile broadband (MiFi) business has been driving advanced wireless mobile technologies for a multitude of consumer and enterprise applications for over 20 years. In the 2000s, Inseego invented mobile hotspots sold under the MiFi ™ brand. During the 2010s, Inseego was a leader in the 4G mobile MiFi ™ market—delivering the highest 4G mobile hotspot performance in the market. In 2019, Inseego developed and produced the world’s first 5G mobile hotspot and in 2025 we plan to introduce our new generation using the Qualcomm SDX72 chipset.
Our MiFi customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, and various companies in other vertical markets.
Fixed Wireless Access Solutions
Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Services and Other below. These devices, sold under the Wavemaker brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.
Services and Other
A substantial majority of our Services and Other revenue comes from providing a SaaS wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. Services and Other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as Service and Other revenue.
Sales and Marketing
We engage in a wide variety of sales and marketing activities, driving market leadership and customer demand through integrated marketing campaigns. This includes product marketing, corporate communications, brand marketing and demand generation.
Competition
The market for our 5G mobile and fixed wireless access solutions and SaaS offerings is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants.
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
Our products compete with a variety of solutions providers in different market segments. Our current competitors include:
•Mobile broadband – Companies such as Netgear, Franklin Wireless, TCL and ZTE
•Fixed wireless access – Companies such as Nokia, Cradlepoint, ZTE, Huawei and Cisco
As the market for our products and services expands, other entrants may seek to compete with us either directly or indirectly.
Research and Development
Our research and development efforts are focused on developing innovative 5G mobile broadband and fixed wireless access solutions that includes mobile hotspots, gateways and routers. We also develop associated cloud management and enterprise networking cloud solutions to provide an end-to-end solution to our customers, including for our subscriber management platform. We will continue to improve the functionality, design and performance of our current products and solutions.

We are committed to continually identifying and responding to our customers' requirements by introducing new 5G designs that fulfill their market and customer needs.
We manage our research and development efforts through a structured life-cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on quality, reliability, performance, time-to-market, meeting industry standards and customer-product specifications, ease of integration, cost reduction, and manufacturability.
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 45 patents and have 1 patent application pending. The patents that we currently own will expire at various times between 2026 and 2042.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego,” “Inseego Subscribe,” “Inseego Manage,” “Inseego Secure,” “Inseego Vision,” the Inseego logo, “MiFi,” “MiFi Intelligent Mobile Hotspot,” “Wavemaker” and “Skyus.”
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
Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, mobile operators, system integrators, distributors, and enterprises in various industries, including finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
Our customers for our 5G products include Verizon Wireless, T-Mobile, EnerNOC, Thermo Fisher Scientific, US Army and Fastenal, amongst others. Customers for our device management solutions include mobile operators such as T-Mobile.
A significant portion of our revenue during the year ended December 31, 2024 came from two customers, Verizon and T-Mobile, which together represented approximately 76% of our total revenues for the year ended December 31, 2024. It is our intention to diversify our customer base.
Manufacturing and Operations
The hardware at the core of our products is produced by contract manufacturers. Our primary contract manufacturers include Hon Hai Precision Industry Co., Ltd. (“Foxconn”) and Inventec Appliance Corporation (“IAC”). Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are located in Asia and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.
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
Employees
At December 31, 2024, we had 218 employees, all of whom were full-time employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

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
Risks Related to Our Outstanding Debt
•Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our debt.
•Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
•We are required to comply with certain covenants under the terms of our 2029 Senior Secured Notes (as defined below) and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
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
Risks Related to Corporate Development Activities
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
•Future issuances of common stock upon exercise of warrants or pursuant to employee equity awards, or settlements of any conversion obligations with respect to the 2025 Convertible Notes, as defined below, may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
•Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.
•Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the valuation and/or holders of our common stock.
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
•If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could be adversely affected.
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
Sales to Verizon Wireless and T-Mobile collectively accounted for 76% and 69% of our consolidated revenues for the years ended December 31, 2024 and 2023, respectively. Revenues from T-Mobile generated through our wireless subscriber management solution (Inseego Subscribe) makes up a substantial majority of our Services and Other revenue. While we have accelerated our engagements with prospective new customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless and T-Mobile will continue to account for a substantial portion of our revenues, and any impairment of our relationship or reduction in our services with Verizon Wireless or T-Mobile would adversely affect our business and financial position. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless or T-Mobile could have a detrimental impact on our revenue, bottom line and cash position.
We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
A part of our growth strategy is to sell additional new products and solutions to our existing customers. Our ability to sell new products and features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.
We generally seek to sell our software and enterprise solutions pursuant to customer agreements with multi-year terms and subscriptions. However, our customers have no obligation to renew these agreements after their initial terms expire. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
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
A key part of our business strategy is to increase customer adoption of our software, including Inseego Connect. If the markets relating to network software solutions do not develop as we anticipate, or if we are unable to commercialize, increase market awareness and gain adoption of our software and services within those markets, revenue from our software may not grow. We have a limited history in commercializing and selling these software solutions and we continue to build out the capability of our software portfolio. Moreover, the market and competitive landscape for these solutions is dynamic, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our software, a part of our strategy for growth would be adversely affected and our financial results may suffer.
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
RISKS RELATED TO OUR OUTSTANDING DEBT
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our debt.
As of December 31, 2024, we had outstanding indebtedness of approximately $55.8 million, including $40.9 million in outstanding principal amount of our 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) and $14.9 million in outstanding principal amount of our 3.25% convertible senior notes due in 2025 (the “2025 Convertible Notes”). The 2029 Senior Secured Notes have a maturity date of May 1, 2029, and the 2025 Convertible Notes have a maturity date of May 1, 2025.
Our ability to make scheduled payments on, or to refinance our indebtedness, depends on our cash balances on hand and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future and along with cash balances may not be sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we do not have adequate cash or are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the condition of the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
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
We are required to comply with certain covenants under the terms of our 2029 Senior Secured Notes and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
The Indenture that sets forth the terms of the 2029 Senior Secured Notes (the “2029 Senior Secured Notes Indenture”) contains various covenants which put certain restrictions on our ability to incur liens, sell or transfer assets, incur other indebtedness, pay dividends, make investments, enter into transactions with affiliates, make other distributions or payments on account of any redemption, retirement or purchase of any capital stock or pay certain other indebtedness. The restrictions in the 2029 Senior Secured Notes Indenture impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our, or our stockholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the 2029 Senior Secured Notes Indenture. Our obligations under the 2029 Senior Secured Notes are secured by a continuing security interest in all property (other than certain excluded collateral) of the Company and each of the borrower parties.
Our inability to comply with any of the provisions of the 2029 Senior Secured Notes Indenture could result in a default under it. If such a default occurs, the lenders may elect to demand payment in full of all or any portion of our obligations under the 2029 Senior Secured Notes and, among other remedies, foreclose on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

LEGAL AND REGULATORY RISKS
Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
Our products and solutions enable us to collect, manage and store a wide range of data. Some of the data we collect or use in our business is subject to data privacy laws, which are complex and increase our cost of doing business. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. In addition, the California Consumer Privacy Act, which took effect on January 1, 2020, provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.
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
Our solutions and products enable us to collect, manage and store a wide range of data. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. We have updated and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. Recent U.S. administrations have have implemented substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. The current U.S. administration has announced increased tariffs and may put additional tariffs in place in the future. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.
We have taken actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. These actions include importing our products from contract manufacturing locations outside of mainland China and working directly with U.S. Customs and Border Protection (“CBP”) to address the harmonized tariff codes used for our products. The inability to mitigate the impact of the recently enacted tariffs, including the inability to obtain favorable results from our efforts with CBP, or any similar future increases in tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected.
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
RISKS RELATED TO CORPORATE DEVELOPMENT ACTIVITIES
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
At December 31, 2024, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2022 and prior of approximately $355.4 million. Approximately $107.2 million of these NOLs have no expiration date. The remainder will begin to expire in 2030, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2024 of approximately $64.4 million, which begin to expire in 2031, unless previously utilized, and no foreign NOLs for its active foreign subsidiaries . At December 31, 2024, the Company had federal research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.4 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.4 million, which have no expiration date. It is possible that we will not generate taxable income in time to use these NOLs before their expiration and additional NOLs will expire unused.
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
Future issuances of common stock upon exercise of our outstanding warrants or pursuant to employee equity awards, or settlements of any conversion obligations with respect to the 2025 Convertible Notes, may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
As of December 31, 2024, we had approximately 3.0 million outstanding warrants which are currently exercisable at the option of the holders, at exercise prices ranging from $11.03 to $15.77 per share. We also have granted equity awards to our executive officers and certain employees, including in connection with our recent appointment of a new Chief Executive Officer.
The 2025 Convertible Notes are currently convertible at the option of the holders at any time until close of business on the business day immediately preceding the maturity date. The 2025 Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 7.92896 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (which is equivalent to an initial conversion price of $126.12 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 9.51474 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (which is equivalent to a conversion price of $105.10 per share of common stock). Holders of the 2025 Convertible Notes who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of common stock. If holders of our outstanding warrants exercise their warrants or holders of the 2025 Convertible Notes elect to convert their 2025 Convertible Notes into common stock, we elect to settle any interest make-whole payments due upon conversion of the 2025 Convertible Notes with shares of common stock, we issue shares of common stock in connection with a future refinancing of the 2025 Convertible Notes and/or we issue shares upon vesting of outstanding equity awards, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such exercises or conversions could adversely affect prevailing market prices of our common stock. If we do elect to settle any interest make-whole payments due upon conversion of the 2025 Convertible Notes with cash, such payments could adversely affect our liquidity.
Certain provisions in the 2029 Senior Secured Notes Indenture and/or the indenture governing the 2025 Convertible Notes (as amended or supplemented, the “Indenture”) could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2029 Senior Secured Notes Indenture and or in the Indenture could make it more difficult or more expensive for a third party to acquire us and could delay or prevent an otherwise beneficial takeover or takeover attempt. For example, if a takeover would constitute a fundamental change (as defined in the 2029 Senior Secured Notes Indenture and/or the Indenture), holders of the 2029 Senior Secured Notes and/or the 2025 Convertible Notes will have the right to require us to repurchase their notes in cash. As a result, our obligations under the 2029 Senior Secured Notes and/or the 2025 Convertible Notes and the related indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.
As of December 31, 2024, Golden Harbor Ltd. and North Sound Management Inc. (together the “Investors”) and their affiliates beneficially owned an aggregate of approximately 19.3% and 19.9%, respectively, for an aggregate of approximately 39.2%, of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
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
Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the valuation and/or holders of our common stock.
As of December 31, 2024, there were 25,000 shares of Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) outstanding with an aggregate liquidation preference of $38.4 million. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount (as defined below) in Note 8 – Stockholders' Equity (Deficit) in the Notes to the Consolidated Financial Statements) plus (without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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
If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could be adversely affected.

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
•costs associated with defending intellectual property infringement and other claims; and
•changes in laws and regulations affecting our business.
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
Our cybersecurity policies, standards, processes, and practices are integrated across our operational risk management programs and are based on recognized frameworks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, our information systems that may result in material adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have dedicated resources and implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.
Cybersecurity risk management and strategy
As one of the critical elements of our overall risk management program, our cybersecurity program is focused on the following key areas:
•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality,
Security information and event management, Managed detection and response and access controls, which are regularly evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response & Recovery Planning: We have established and maintain incident response and recovery plans that address our response procedures in the event of a multitude of various cybersecurity incidents. We leverage a Managed Detection and Response service which further helps support our internal security team to identify real time threats across our landscape.
•Risk Management: We maintain a preemptive and comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks across our entire technology stack. Our cybersecurity program is built upon internationally recognized frameworks, such as ISO 27001, and maps to standards published by The National Institute of Standards and Technology. This approach also includes third-party risk management issues presented by third parties, including our vendors, service providers and other external users of our systems. We conduct cybersecurity assessments of third-party vendors that we engage with in our operations to identify and evaluate potential vulnerabilities. We also evaluate certain core operational capabilities of our third-party vendors. In addition, our agreements with material vendors include indemnification provisions with respect to cybersecurity matters.
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
In addition, we have an IT Security Committee comprised of our top executives from across the Company, including our Chief Executive Officer, Chief Financial Officer, General Counsel, and our VP of Information Technology and Security. The IT Security Committee meets quarterly to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our IT Security Committee to identify and assess potential cybersecurity risks across our business operations.
Our information security team is led by our VP of Information Technology and Security, who has decades of experience in information technology and cybersecurity. Furthermore, our VP of Information Technology and Security holds several certifications, including CISSP (Certified Information Systems Security Professional), ACCISO (Associate Certified Chief Information Security Officer) and CISM (Certified Information Security Manager). The information security team conducts periodic assessment and testing of our policies, standards, processes, and practices that are designed to address a multitude of potential cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing, adoption and regular evaluation of incident response plans and procedures, regular team member email phishing test campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, team member cybersecurity awareness programming, regular audits & evaluations of internal and third-party systems, and continuous improvement of the information security management system.

Impact of cybersecurity risks on business strategy, results of operations or financial condition
As of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition.
Item 2.    Properties
Our principal executive office is located in San Diego, California. Our corporate offices are located in San Diego, California where we lease approximately 38,000 square feet under an arrangement that expires in August 2027 and approximately 12,000 square feet under an arrangement that expires in July 2027. We further lease space in various geographic locations primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
See Part IV Item 15 Note 11 – Commitments and Contingencies, in the accompanying consolidated financial statements for additional disclosure, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “INSG.”
Number of Stockholders of Record
As of February 14, 2025, there were approximately 19 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Overview
Inseego Corp. is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These devices are specifically built for the carrier, enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. We also provide a wireless subscriber management SaaS solution for carrier’s management of their government and complex enterprise customer subscriptions.
Our 5G products and associated cloud solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These products support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
Inseego is at the forefront of providing high speed broadband through state-of-the-art 5G products and services to keep enterprise and SMB customers seamlessly connected. With multiple first-to-market innovations through several generations of 4G and 5G technologies, Inseego has been advancing wireless WAN technology and driving industry transformations for over 30 years. Our products currently operate on all major cellular networks in the US. Our mobile hotspots, sold under the MiFi ™ brand, have been sold to millions of end users and provide secure and convenient high-speed broadband access to the Internet on the go.
Business Segment Reporting
We operate as one business segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point, the Company’s CODM became its Chief Executive Officer. Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results.
Recent Developments
Divestiture of Telematics Business
As previously noted in Part I. Item 1. Business, on September 16, 2024, the Company and its subsidiary Inseego SA (Pty) Ltd (“Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Light Sabre SPV Limited (which subsequently novated its benefits and obligations under the Purchase Agreement to Ctrack Holdings (the “Purchaser”)), pursuant to which Inseego agreed to sell to the Purchaser the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary in exchange for approximately $52 million in cash. Upon completion of the sale, which occurred on November 27, 2024, the Purchaser acquired the Company’s fleet management and telematics solutions business (the “Telematics Business”), which had operations in the United Kingdom, the European Union, Australia and New Zealand. The Purchase Agreement provided for a working capital adjustment, which was determined in December 2024 and funded in January 2025, resulting in an increase to the initial purchase consideration of $0.7 million as a result of changes in closing working capital and net debt.
The Company’s decision to divest its Telematics Business was based on a review of the strategic fit of the business with the Company’s North American-centric 5G wireless solutions business and the Company’s previously stated goal to continue to significantly de-leverage its capital structure. The sale of the Telematics Business further supports the Company’s streamlining of its focus and resources on the strongest growth opportunities around its core product offerings.
The results of operations related to the divested Telematics Business have been classified as discontinued operations within the Consolidated Statements of Operations and Comprehensive Income for all periods presented within the consolidated financial statements included in Part IV, Item 15 of this Form 10-K. All discussion below relates to the Company’s continuing operations only, which excludes any results related to the divested Telematics Business, unless noted otherwise.
Debt Restructurings
Throughout the year ended December 31, 2024, the Company entered into a series of repurchase and exchange agreements with various holders of the Company’s 2025 Convertible Notes (as defined below), some of whom were considered related parties of the Company. In summary, as a result of these repurchase and exchange agreements, the company exchanged $146.9 million of outstanding principal of the 2025 Convertible Notes in exchange for $33.8 million of cash, $40.9 million of principal of the 2029 Senior Secured Notes (as defined below), 2.9 million shares of the Company’s common stock, and warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock. These exchanges have significantly improved the Company’s liquidity position.
Factors Which May Influence Future Results of Operations
Revenues. We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. A description of each of the current revenue classifications is as follows:

Mobile solutions: Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, and various companies in other vertical markets.

Fixed wireless access solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Services and Other below. These devices, sold under the Wavemaker brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.

Services and Other: A substantial majority of our Services and Other revenue comes from providing a SaaS wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. Services and Other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as Service and Other revenue.
We believe that our future revenues may be influenced by a number of factors including:
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
Cost of Revenues. Cost of revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, royalties, operations overhead, costs associated with cancellation of purchase orders and costs related to outside services. Also included in cost of revenues are costs related to inventory adjustments, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. Our operating costs consist of four primary categories: research and development, sales and marketing, general and administrative, and depreciation and amortization costs.
Research and development is at the core of our ability to produce innovative, leading-edge products. These expenses consist primarily of the cost of internal and third-party engineers and technicians who design and test our highly complex products, the procurement of testing and certification services, including prototypes, and other necessary expenditures.
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

	Year Ended December 31,
	2024		2023
Revenues:
Mobile solutions	$98,930	51.7%	$80,498	48.1%
Fixed wireless access solutions	47,649	24.9	54,900	32.8
Product revenues	146,579	76.6	135,398	80.9
Services and other	44,665	23.4	31,888	19.1
Total revenues	191,244	100.0	167,286	100.0
Cost of revenues:
Product	115,390	60.3	127,157	76.0
Services and other	7,057	3.7	4,353	2.6
Total cost of revenues	122,447	64.0	131,510	78.6
Gross profit	68,797	36.0	35,776	21.4
Operating costs and expenses:
Research and development	20,596	10.8	19,725	11.8
Sales and marketing	15,951	8.3	16,632	9.9
General and administrative	17,240	9.0	15,853	9.5
Depreciation and amortization	12,368	6.5	18,408	11.0
Impairment of capitalized software	927	0.5	1,115	0.7
Total operating costs and expenses	67,082	35.1	71,733	42.9
Operating income (loss)	1,715		(35,957)
Other income (expense):
Loss on debt restructurings, net	(2,851)		—
Loss on extinguishment of revolving credit facility	(788)		—
Interest expense, net	(10,906)		(9,086)
Other income (expense), net	(850)		70
Loss before income taxes	(13,680)		(44,973)
Income tax provision	689		43
Loss from continuing operations, net of tax	(14,369)		(45,016)
Income (Loss) from discontinued operations (net of income tax provision of $1,956 and $841, respectively)	18,941		(1,169)
Net income (loss)	4,572		(46,185)
Preferred stock dividends	(3,269)		(2,991)
Net income (loss) attributable to common stockholders	$1,303		$(49,176)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues. Revenues for the year ended December 31, 2024 were $191.2 million, an increase of $24.0 million, or 14.3%, compared to the same period in 2023.
The following table summarizes revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2024	2023	$	%
Mobile solutions	$98,930	$80,498	$18,432	22.9%
Fixed wireless access solutions	47,649	54,900	(7,251)	(13.2)
Product revenues	146,579	135,398	11,181	8.3
Services and other	44,665	31,888	12,777	40.1
Total	$191,244	$167,286	$23,958	14.3
Mobile solutions. The $18.4 million increase in Mobile solutions revenues is primarily due to increased sales of our premium 5G MiFi at multiple carriers, including a multi-quarter promotional offer at one of our carrier partners.
Fixed wireless access solutions. The $7.3 million decrease in Fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners, partially offset by increased sales from our channel program.
Services and other. The $12.8 million increase in Services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that commenced in April 2024.
Cost of revenues. Cost of revenues for the year ended December 31, 2024 was $122.4 million, or 64.0% of revenues, compared to $131.5 million, or 78.6% of revenues, for the same period in 2023.
The following table summarizes cost of revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2024	2023	$	%
Product	$115,390	$127,157	$(11,767)	(9.3)%
Services and other	7,057	4,353	2,704	62.1
Total	$122,447	$131,510	$(9,063)	(6.9)
Product. The $11.8 million decrease in Product cost of revenues is primarily due to significant inventory reserves and related charges that were recorded in 2023, described further below, partially offset by the impact of increased product revenues.
Services and other. The $2.7 million increase in Services and other cost of revenues is primarily due to increased Inseego Subscribe revenues and the related increase in costs incurred to provide these services.
Gross profit. Gross profit for the year ended December 31, 2024 was $68.8 million, or a gross margin of 36.0%, compared to $35.8 million, or a gross margin of 21.4%, for the same period in 2023. The increase in gross profit is primarily due to higher revenues in 2024 and significant inventory reserves that were recorded in 2023. The increase in gross profit margin is primarily due to the inventory reserves recorded in 2023 and a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in 2024 in comparison to the lower margin products offered in the prior year.
In the year ended December 31, 2023, the Company recorded a write-down of $9.6 million to reflect inventories at net realizable value, in addition to a $1.3 million write-off of capitalized inventory order fees. Further, management accrued an additional $6.8 million in net charges for contract manufacturing liabilities (whose remaining balance is accrued in the Accrued Expenses and Other Current Liabilities) related to excess materials at the contract manufacturers’ sites. All $17.7 million of these charges were recorded in cost of product revenues during the year ended December 31, 2023 and thereby negatively impacted gross profit. Management’s analysis was based on new information that became available during 2023, updated sales projections and other dynamics in the market.
Operating costs and expenses. The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2024	2023	$	%
Research and development	$20,596	$19,725	$871	4.4%
Sales and marketing	15,951	16,632	(681)	(4.1)
General and administrative	17,240	15,853	1,387	8.7
Depreciation and amortization	12,368	18,408	(6,040)	(32.8)
Impairment of capitalized software	927	1,115	(188)	(16.9)
Total	$67,082	$71,733	$(4,651)	(6.5)
Research and development expenses. Research and development expenses for the year ended December 31, 2024 were $20.6 million, or 10.8% of revenues, compared to $19.7 million, or 11.8% of revenues, for the same period in 2023. The increase in research and development expenses was primarily due to fewer research and development projects that were capitalizable during the year ended December 31, 2024, which resulted in a higher percentage of research and development costs being recorded as operating expenses and increased annual incentive bonus accruals for 2024 performance that were not accrued or paid for in 2023, partially offset by lower personnel-related costs as a result of a decrease in overall research and development headcount and a decrease in consulting and outside services in relation to cost reduction efforts.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2024 were $16.0 million, or 8.3% of revenues, compared to $16.6 million, or 9.9% of revenues, for the same period in 2023. The decrease in sales and marketing expenses was primarily due to lower overall sales headcount, partially offset by higher commission expenses as a result of higher revenues.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2024 were $17.2 million, or 9.0% of revenues, compared to $15.9 million, or 9.5% of revenues, for the same period in 2023. The increase in general and administrative expense was primarily due to an increase in legal and consulting expenses related to our capital structure management efforts, as well as annual incentive bonus accruals for 2024 performance that were not accrued or paid for in 2023, partially offset by a decrease in share-based compensation expense and temporary employment costs as part of cost reduction efforts.
Depreciation and amortization expenses. Depreciation and amortization expenses for the years ended December 31, 2024 was $12.4 million, or 6.5% of revenues, compared to $18.4 million, or 11.0% of revenues, for the same period in 2023. The decrease in depreciation and amortization expenses was primarily due to lower balances of capitalized software projects and property, plant and equipment during the year ended December 31, 2024 compared to the same period in 2023.
Impairment of capitalized software. For the years ended December 31, 2024 and 2023, we recorded impairments of $0.9 million and $1.1 million, respectively.
Other income (expense). The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2024	2023	$	%
Loss on debt restructurings, net	(2,851)	—	(2,851)	*
Loss on extinguishment of revolving credit facility	(788)	—	(788)	*
Interest expense, net	(10,906)	(9,086)	(1,820)	20.0
Other income (expense), net	(850)	70	(920)	*
Total	$(15,395)	$(9,016)	$(6,379)	70.8
* Percentage not meaningful
Loss on debt restructurings, net The $2.9 million net loss on debt restructurings for the year ended December 31, 2024 is a result of the Company’s 2025 Convertible Notes restructurings entered into during 2024 as part of our overall capital structure management efforts, as described below.
Loss on extinguishment of revolving credit facility The $0.8 million loss on extinguishment of revolving credit facility for the year ended December 31, 2024 relates to the voluntary early termination of the Company’s Credit Facility (as defined in Note 6 – Debt in the accompanying condensed consolidated financial statements) in April 2024.
Interest expense, net. The $1.8 million increase in interest expense, net for the year ended December 31, 2024 over the same period in 2023 was primarily a result of the non-cash amortization of the debt discount and coupon interest on the Short-

Term Loan (as defined below) received in June 2024, partially offset by reductions in the principal balance of the 2025 Convertible Notes and voluntary early termination of the Company’s Credit Facility in April 2024.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2024 and 2023 was $0.9 million and $0.1 million, respectively.
Income tax provision. Income tax provision for the years ended December 31, 2024 and 2023 was a provision of $0.7 million and $0.0 million, respectively.
Income (Loss) from discontinued operations, net of tax Income (Loss) from discontinued operations, net of tax for the years ended December 31, 2024 and 2023 was $18.9 million and $(1.2) million, respectively. The increase was primarily due to the gain on sale recorded upon completion of the divestiture of the Telematics business in 2024.
Preferred stock dividends. During the years ended December 31, 2024 and 2023, we recorded dividends of $3.3 million and $3.0 million, respectively, on our Preferred Stock.
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
Liquidity and Capital Resources
As of December 31, 2024, the Company had available cash and cash equivalents totaling $39.6 million. Subsequent to the restructuring transactions described below, the 2025 Convertible Notes had a principal balance of $14.9 million as of December 31, 2024 that matures on May 1, 2025. Additionally, the Company’s new 2029 Senior Secured Notes, which bear interest at 9% payable semi-annually in arrears in May and November, had a principal balance of $40.9 million outstanding as of December 31, 2024.
During 2024, the Company entered into a series of agreements, as part of its overall capital structure management, to reduce its total debt and restructure its outstanding 2025 Convertible Notes. In summary, through various separate transactions executed during 2024, the Company repurchased or exchanged a total of $146.9 million in principal of 2025 Convertible Notes for approximately $33.8 million in cash, $40.9 million in principal amount of the 2029 Senior Secured Notes, 2.9 million shares of the Company’s Common Stock, and warrants to purchase an aggregate of 2.5 million shares of the Company’s Common Stock. See Part IV Item 15 Note 6 – Debt and Note 8 – Stockholders' Equity (Deficit) in the accompanying financial statements for further details regarding the 2029 Senior Secured Notes and related warrants.
The Company generated positive cash flow from operations for both the years ended December 31, 2024 and 2023. In April 2024, the Company received a $15.0 million upfront payment from a customer in connection with a two-year service contract. Based on the factors above, and to reduce financing costs, the Company voluntarily paid-off and terminated its prior revolving credit facility effective April 18, 2024. Additionally, in November 2024, the Company closed the sale of its Telematics Business, resulting in the receipt of cash proceeds of $52.0 million. These factors have had a positive impact on our liquidity.
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

Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments, retention of our key existing customers or a failure to generate revenue from new or existing products. If additional funds are raised by the issuance of equity securities, or in connection with any additional debt restructurings or refinancing, Company’s stockholders could experience significant dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock.
Contractual Obligations and Commitments
As of December 31, 2024, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2024, our future payments under these noncancellable purchase obligations were approximately $44.9 million.
•$14.9 million in outstanding principal amount of 2025 Convertible Notes with required interest payments; see Part IV Item 15 Note 6 – Debt;
•$40.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part IV Item 15 Note 6 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet; see Part IV Item 15 Note 12 – Leases.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows from continuing operations	$26,657	$3,750
Operating cash flows from discontinued operations	6,862	2,207
Net cash provided by operating activities	33,519	5,957

Investing cash flows from continuing operations	(5,061)	(8,336)
Investing cash flows from discontinued operations	48,092	(1,833)
Net cash provided by (used in) investing activities	43,031	(10,169)

Financing cash flows from continuing operations	(38,781)	2,211
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	(38,781)	2,211

Effect of exchange rates on cash	(582)	1,169
Net increase (decrease) in cash, cash equivalents and restricted cash	37,187	(832)
Cash, cash equivalents and restricted cash, beginning of period	2,409	3,241
Cash, cash equivalents and restricted cash, end of period	$39,596	$2,409
Operating activities.
Net cash provided by operating activities for the year ended December 31, 2024 is comprised of cash flows from continuing operations of $26.7 million and cash flows from discontinued operations of $6.9 million. The cash inflows from continuing operations were primarily related to net cash provided by working capital of $15.5 million and a net loss from continuing operations of $14.4 million that was fully offset by non-cash charges, including depreciation and amortization of $12.5 million, amortization of debt discount and debt issuance costs of $4.4 million, share-based compensation expense of $3.8 million, loss on debt restructurings of $2.9 million, non-cash operating lease expense of $1.0 million, capitalized software impairments of $0.9 million, and a loss on extinguishment of our revolving credit facility of $0.8 million.
Net cash provided by operating activities for the year ended December 31, 2023 is comprised of cash flows from continuing operations of $3.8 million and cash flows from discontinued operations of $2.2 million. The cash inflows from continuing operations were primarily related to net cash provided by working capital of $8.7 million, partially offset by a net loss from continuing operations of $45.0 million that was offset by non-cash charges, including depreciation and amortization of $18.7 million, excess and obsolete inventory provisions of $9.5 million, share-based compensation expense of $7.0 million, amortization of debt discount and issuance costs of $2.0 million, write-offs of capitalized inventory fees of $1.3 million, and capitalized software impairments of $1.1 million.
Investing activities.
Net cash provided by investing activities during the year ended December 31, 2024 is primarily comprised of cash flows from discontinued operations of $48.1 million related to the divestiture of the Telematics Business, partially offset by $5.0 million in of cash outflows related to the development of software in support of our products and services and $0.1 million of property, plant and equipment purchases.
Net cash used in investing activities during the year ended December 31, 2023 was primarily comprised of $8.1 million of cash outflows related to the development of software in support of our products and services, $0.2 million of property, plant and equipment purchases, and cash outflows from discontinued operations of $1.8 million.
Financing activities.
Net cash used in financing activities during the year ended December 31, 2024 is primarily comprised of cash outflows of $33.8 million from the repurchases of a portion of our convertible notes, $19.5 million from the full repayment of the Company’s Short-Term Loan and $4.9 million from the voluntary early termination and repayment of our revolving credit facility, partially offset by cash inflows of $19.4 million from the issuance of the Short-Term Loan, net of debt issuance costs.
Net cash provided by financing activities during the year ended December 31, 2023 is primarily comprised of $6.1 million in proceeds from public offerings, partially offset by $3.8 million of cash outflow related to net repayments of our now-terminated revolving credit facility.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to capitalization and subsequent valuation of externally marketed software development costs and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
We believe that the following accounting estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting estimates. Accordingly, these are the estimates we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. Refer to Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements included elsewhere in this report for a summary of each of the related accounting policies.
Capitalization and Subsequent Valuation of Externally Marketed Software Development Costs
Estimates in the capitalization and subsequent valuation of externally marketed software development costs involve a significant level of estimation uncertainty include our estimates of what costs are capitalizable and when they’re capitalizable, the proper useful life to amortize capitalized costs over, and the proper valuation of such capitalizable costs at each balance sheet date. These estimates are sensitive to determinations of project progress, expectations of the period over which the software will be sold, as well as forecasts of future demand for the externally marketed software. Any changes to such estimates, for example changes in the expected period over which the software will be sold, impact our consolidated financial results in periods subsequent to determining those estimates.
Inventory Valuation
Estimates in the valuation of inventory that involve a significant level of estimation uncertainty include our estimates of excess and obsolete inventory based on forecasts of future demand for our products in inventory. Any changes to such estimates, for example differences in actual sales versus our estimates of demand, or conversely, the ultimate sell-through of fully reserved inventory for which we did not anticipate any future demand, impact our consolidated financial results in periods subsequent to recording those estimates. Other than our forecasts of future demand, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
2029 Senior Secured Notes, 2025 Convertible Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2029 Senior Secured Notes and 2025 Convertible Notes as of December 31, 2024 were $40.9 million and $14.9 million, respectively. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these liabilities on our consolidated financial statements. As of December 31, 2024 and 2023, we had no variable-rate borrowings related to the 2029 Senior Secured Notes or 2025 Convertible Notes.
The 2025 Convertible Notes include an embedded derivative which was marked to a fair value of zero at both December 31, 2024 and 2023. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Convertible Notes and the embedded derivative are included in Item IV Part 15 Note 5 – Fair Value Measurements and Note 6 – Debt in this Annual Report on Form 10-K.
Inflation Risk
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
Currency Risk
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our revenue is denominated in U.S. Dollars. However, as we have operations in foreign countries, a stronger U.S. Dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. Dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
For the fiscal year ended December 31, 2024, sales denominated in foreign currencies were approximately 9.8% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the Canadian Dollar, South African Rand, British Pound, Euro, and Australian Dollar. For the twelve months ended December 31, 2024, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $1.9 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2024. Their report on the effectiveness of the Company’s internal control over financial reporting is included below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Inseego Corp.
Opinion on Internal Control over Financial Reporting
We have audited Inseego Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive Income, stockholders’ deficit, and cash flows and the related notes for each of the two years in the period ended December 31, 2024 of the Company, and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.
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
February 19, 2025
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
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
(a)(3)    Exhibits
The following Exhibits are filed as part of, or incorporated by reference into this report:

		Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	8-K	3.2	11/9/2016
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
4.1	Form of Inseego Corp. Common Stock Certificate.	8-K	4.1	11/9/2016
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act..	10-K	4.2	3/1/2021
4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.1	5/12/2020
4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.2	5/12/2020
4.5	Form of 3.25% convertible senior note due 2025.	10-Q	10.5	8/10/2020
4.6	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement.	8-K	4.3	8/7/2018
4.7	Indenture, dated as of November 6, 2024, by and among Inseego Corp. and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.1	11/12/2014
4.8	Supplemental Indenture, dated as of November 6, 2024, by and among Inseego Corp., as issuer, the guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.2	11/12/2014
4.8(b)	Form of 9.0% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.8).
10.1*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan, as amended on July 30, 2024.	10-Q	10.1	11/13/2024
10.2*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan, as amended on July 30, 2024 .	10-Q	10.2	11/13/2024
10.3*	Form of Indemnification Agreement.	8-K	10.3	8/21/2017
10.4	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto.	8-K	4.1	8/7/2018
10.5*	Inseego Corp. Executive Officer Clawback Policy.	8-K	10.1	10/30/2023
10.6*	Offer Letter dated September 12, 2023 between Inseego Corp. and Steven Gatoff.	10-Q	10.1	11/3/2023
10.7	Form of Common Stock Purchase Warrant.	8-K	10.3	7/1/2024

Incorporated by Reference to:
10.8	Share Purchase Agreement dated September 16, 2024.	8-K	2.1	9/16/2024
10.9	License Agreement dated September 16, 2024.	8-K	10.1	9/16/2024
10.10	Transitional Services Agreement dated September 16, 2024.	8-K	10.2	9/16/2024
10.11	Form of Exchange Agreement dated November 6, 2024	8-K	10.1	11/12/2024
10.12	Security and Pledge Agreement dated November 6, 2024	8-K	10.2	11/12/2024
10.13	Form of Common Stock Purchase Warrant	8-K	10.3	11/12/2024
10.14	Registration Rights Agreement dated November 6, 2024	8-K	10.4	11/12/2024
19**	Insider Trading Policy
21**	Subsidiaries of Inseego Corp.
23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith
(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2025	INSEEGO CORP.

	By	/s/ Juho Sarvikas
Juho Sarvikas
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juho Sarvikas	Chief Executive Officer (Principal Executive Officer)	February 19, 2025
Juho Sarvikas

/s/ Steven Gatoff	Chief Financial Officer (Principal Financial Officer)	February 19, 2025
Steven Gatoff

/s/ J. Paul McClaskey	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
J. Paul McClaskey

/s/ James B. Avery	Director	February 19, 2025
James B. Avery

/s/ Christopher Harland	Director	February 19, 2025
Christopher Harland

/s/ Brian Miller	Director	February 19, 2025
Brian Miller

/s/ Juho Sarvikas	Director	February 19, 2025
Juho Sarvikas

/s/ Jeffrey Tuder	Director	February 19, 2025
Jeffrey Tuder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 19, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Philadelphia, Pennsylvania
February 19, 2025

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value, share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,596	$2,409
Accounts receivable, net of allowance for expected credit losses of $123 and $617, respectively	13,803	18,202
Inventories	13,575	20,555
Prepaid expenses and other	5,926	4,937
Current assets held for sale	—	12,123
Total current assets	72,900	58,226
Property, plant and equipment, net of accumulated depreciation of $28,897 and $27,513, respectively	1,102	2,389
Intangible assets, net of accumulated amortization of $33,558 and $31,444, respectively	18,747	25,718
Goodwill	3,949	3,949
Operating lease right-of-use assets	2,855	4,022
Other assets	446	1,256
Non-current assets held for sale	—	26,237
Total assets	$99,999	$121,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,433	$23,408
Accrued expenses and other current liabilities	30,133	21,049
2025 Convertible Notes, net	14,905	—
Revolving credit facility, net	—	4,094
Current liabilities held for sale	—	7,360
Total current liabilities	63,471	55,911
Long-term liabilities:
2025 Convertible Notes, net	—	159,912
Operating lease liabilities	2,627	3,972
Deferred tax liabilities, net	174	112
2029 Senior Secured Notes, net	41,830	—
Other long-term liabilities	4,755	2,351
Non-current liabilities held for sale	—	1,644
Total liabilities	112,857	223,902
Commitments and Contingencies (Note 11.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, aggregate liquidation preference of $38,392,444 as of December 31, 2024	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 14,990,712 and 11,878,557 shares issued and outstanding as of December 31, 2024 and December 31, 2023 (*), respectively	15	12
Additional paid-in capital (*)	892,534	810,138
Accumulated other comprehensive loss	218	(5,327)
Accumulated deficit	(905,625)	(906,928)
Total stockholders’ deficit	(12,858)	(102,105)
Total liabilities and stockholders’ deficit	$99,999	$121,797
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Mobile solutions	$98,930	$80,498
Fixed wireless access solutions	47,649	54,900
Product revenues	146,579	135,398
Services and other	44,665	31,888
Total revenues	191,244	167,286
Cost of revenues:
Product	115,390	127,157
Services and other	7,057	4,353
Total cost of revenues	122,447	131,510
Gross profit	68,797	35,776
Operating costs and expenses:
Research and development	20,596	19,725
Sales and marketing	15,951	16,632
General and administrative	17,240	15,853
Depreciation and amortization	12,368	18,408
Impairment of capitalized software	927	1,115
Total operating costs and expenses	67,082	71,733
Operating income (loss)	1,715	(35,957)
Other income (expense):
Loss on debt restructurings, net	(2,851)	—
Loss on extinguishment of revolving credit facility	(788)	—
Interest expense, net	(10,906)	(9,086)
Other income (expense), net	(850)	70
Loss before income taxes	(13,680)	(44,973)
Income tax provision	689	43
Loss from continuing operations, net of tax	(14,369)	(45,016)
Income (Loss) from discontinued operations (net of income tax provision of $1,956 and $841, respectively)	18,941	(1,169)
Net income (loss)	4,572	(46,185)
Preferred stock dividends	(3,269)	(2,991)
Net income (loss) attributable to common stockholders	$1,303	$(49,176)
Per share data:
Net earnings (loss) per share:
Basic and diluted:
Continuing operations	$(1.41)	$(4.22)
Discontinued operations	1.51	(0.10)
Basic earnings (loss) per share (*)	$0.10	$(4.32)
Weighted-average shares used in computation of net earnings (loss) per share
Basic and diluted (*)	12,535,756	11,372,069

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(581)	$1,002
Release of cumulative foreign currency translation adjustments as a result of the sale of Telematics Business	6,126	—
Comprehensive income (loss)	$10,117	$(45,183)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1. Rounding may affect summation.

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount
Balance, December 31, 2022	25	$—	10,847	$11	$793,952	$(857,752)	$(6,329)	$(70,118)
Net loss	—	—	—	—	—	(46,185)	—	(46,185)
Foreign currency translation adjustment	—	—	—	—	—	—	1,002	1,002
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	228	3	(308)	—	—	(305)
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	804	8	6,049	—	—	6,057
Share-based compensation	—	—	—	—	7,444	—	—	7,444
Preferred stock dividends	—	—	—	—	2,991	(2,991)	—	—
Impact of retroactively adjusted stock split	—	—	—	(10)	10	—	—	—
Balance, December 31, 2023	25	—	11,879	12	810,138	(906,928)	(5,327)	(102,105)
Net income	—	—	—	—	—	4,572	—	4,572
Foreign currency translation adjustment	—	—	—	—	—	—	(581)	(581)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	174	—	530	—	—	530
Share-based compensation	—	—	—	—	3,939	—	—	3,939
Issuance of common stock in connection with debt restructurings	—	—	2,938	3	44,286	—	—	44,289
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	30,372	—	—	30,372
Release of cumulative foreign currency translation adjustments as a result of the sale of Telematics Business	—	—	—	—	—	—	6,126	6,126
Preferred stock dividends	—	—	—	—	3,269	(3,269)	—	—
Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,572	$(46,185)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities
(Income) Loss from discontinued operations, net of tax	(18,941)	1,169
Depreciation and amortization	12,529	18,709
Provision for expected credit losses	216	302
Impairment of capitalized software	927	1,115
Provision for excess and obsolete inventory	(54)	9,491
Write-off of capitalized inventory order fees	—	1,275
Impairment of operating lease right-of-use assets	138	469
Share-based compensation expense	3,824	6,971
Amortization of debt discount and debt issuance costs	4,399	1,953
Loss on extinguishment of revolving credit facility	788	—
Loss on debt restructurings, net	2,851	—
Deferred income taxes	62	9
Non-cash operating lease expense	1,035	1,038
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	4,670	3,068
Inventories	6,923	4,272
Prepaid expenses and other assets	(71)	1,933
Accounts payable	(6,947)	(802)
Accrued expenses other liabilities	10,966	235
Operating lease liabilities	(1,230)	(1,272)
Operating cash flows from continuing operations	26,657	3,750
Operating cash flows from discontinued operations	6,862	2,207
Net cash provided by operating activities	33,519	5,957
Cash flows from investing activities:
Purchases of property, plant and equipment	(100)	(224)
Additions to capitalized software development costs and purchases of intangible assets	(4,961)	(8,112)
Investing cash flows from continuing operations	(5,061)	(8,336)
Investing cash flows from discontinued operations	48,092	(1,833)
Net cash provided by (used in) investing activities	43,031	(10,169)
Cash flows from financing activities:
Payments related to repurchases of 2025 Convertible Notes	(33,769)	—
Proceeds from issuance of short-term loan and warrants, net of issuance costs	19,350	—
Repayments on short-term loan	(19,500)	—
Net repayments on asset-backed revolving credit facility	(4,882)	(3,757)
Net repayment of bank and overdraft facilities	—	(186)
Proceeds from a public offering, net of issuance costs	—	6,057
Proceeds from stock option exercises and ESPP	20	97
Financing cash flows from continuing operations	(38,781)	2,211
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	(38,781)	2,211
Effect of exchange rates on cash	(582)	1,169
Net increase (decrease) in cash, cash equivalents and restricted cash	37,187	(832)
Cash, cash equivalents and restricted cash, beginning of period	2,409	3,241
Cash, cash equivalents and restricted cash, end of period	$39,596	$2,409

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,245	$6,013
Income taxes	$196	$142

Supplemental disclosures of non-cash activities:
Capital expenditures financed through accounts payable or accrued liabilities	$235	$98
2029 Senior Secured Notes issued in exchange for 2025 Convertible Notes	$42,557	$—

Common stock issued in exchange for 2025 Convertible Notes	$44,930	$—
Warrants issued in exchange for 2025 Convertible Notes	$27,603	$—
Purchase price receivable for Telematics divestiture within prepaid and other current assets	$710	$—
Accrued taxes related to Telematics divestiture	$900	$—

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company”, “Inseego”, “We” or “Our”) is a leader in the design and development of fixed and mobile wireless products as well as cloud solutions for businesses, consumers, and governments around the globe. Our products and solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of 5G products and purpose-built SaaS cloud platforms.
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996. The Company’s principal executive and corporate offices are located at 9710 Scranton Road, Suite 200, San Diego, CA 92121. Inseego’s common stock trades on the NASDAQ Global Select Market under the trading symbol “INSG.”
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
Divestiture of the Telematics Business
On November 27, 2024, the Company completed the previously announced sale of its fleet management and telematics solutions business, which has operations in the United Kingdom, Europe, Australia and New Zealand (the “Telematics Business”). The sale of the Telematics Business was completed pursuant to the Share Purchase Agreement, which was entered into on September 16, 2024 with Light Sabre SPV Limited (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Ctrack Holdings (the “Purchaser”), as assignee of Light Sabre SPV Limited, acquired the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary for $52.0 million in an all-cash transaction (the “Sale Transaction”). The Purchase Agreement provided for a working capital adjustment, which was determined in December 2024 and funded in January 2025, resulting in an increase to the initial purchase consideration of $0.7 million as a result of changes in closing working capital and net debt.
In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that the Telematics Business met the held-for sale and discontinued operations accounting criteria at the end of the third quarter of 2024. Accordingly, within these consolidated financial statements, the assets and liabilities associated with the Telematics Business disposal group prior to its sale have been classified as held for sale within the Consolidated Balance Sheets and its operations and cash flows have been classified as discontinued operations within the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.
Refer to Note 2 – Held for Sale and Discontinued Operations for additional information regarding the Telematics Business, including the assets and liabilities divested and income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Consolidated Financial Statements relate solely to the Company's continuing operations.
Held for Sale and Discontinued Operations
The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.
Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. No impairment upon classification as held for sale was recorded during the years ended December 31, 2024 or 2023.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income for the current and prior periods commencing in the period in which the held for sale criteria are met. Income from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.
Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of. Interest costs are included as a component of Income from discontinued operations, net of tax for debt specifically attributable to the discontinued operation or debt that is obligated to be repaid in connection with the completion of the divestiture. Activity within comprehensive income directly associated with a divested business is not realized as a component of Income from discontinued operations, net of tax until completion of the sale or disposition.
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
Segment Information
The Company has one reportable segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point, the Company’s CODM became its Chief Executive Officer. Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. See Note 13 – Segment, Geographic, and Concentrations of Risk Information for more information.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
manufacturers, valuation of tangible and intangible long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. There are no cash equivalents or restricted cash amounts as of December 31, 2024 or 2023. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the Consolidated Statements of Operations and Comprehensive Income.
Revenue Recognition
The Company’s products and services primarily include mobile hotspots, wireless routers, and USB modems, which are supported by software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two categories, Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Services and Other. A description of each of the Company’s revenue classifications is as follows:
Mobile Solutions: Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, and various companies in other vertical markets.

Fixed Wireless Access Solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Services and Other below. These devices, sold under the Wavemaker brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.

Services and Other: A substantial majority of our Services and Other revenue comes from providing a SaaS wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. Services and Other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as Service and Other revenue.
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
Customer Contracts

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Performance Obligations
The Company’s performance obligations are generally established when a customer submits a purchase order notification for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time the Company has an unconditional right to receive payment. The Company’s prices are fixed and have no history of being affected by contingent events that could impact the transaction price. The Company generally does not offer price concessions and does not accept payment that is less than the price stated upon acceptance of a customer purchase order.
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
SaaS and other services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years in length. Revenues from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities, in the form of a service, through one of the Company’s data centers or a hosted data center. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS subscriptions also include call center support and remote system diagnostic and software upgrades as needed. These services are combined with the recurring monthly subscription service since they are highly interrelated and interdependent.
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
Multiple performance obligations. The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations. When there are multiple performance obligations within a single

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contract, the Company allocates the total contract price to each distinct performance obligation based on their stand-alone selling prices (“SSPs”). Judgment is required to determine the SSP for each distinct performance obligation. When available, the Company uses observable inputs to determine SSP.
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product’s essential functionality, these arrangements are accounted for as a single distinct performance obligation.
Contract Assets
The Company capitalizes sales commissions earned by its sales force as contract acquisition costs if such costs are significant and both incremental and recoverable. Any capitalized sales commissions are either deferred and amortized over a period of benefit exceeding one year or are expensed as incurred if the period of benefit is one year or less. There were no contract assets related to customer acquisition costs as of December 31, 2024 or 2023 since the Company’s customer contracts are predominantly hardware sales that are immediately recognized as revenue upon either shipment or delivery, and therefore the related contract acquisition costs are also immediately recognized. Sales commissions are included in sales and marketing expense as incurred. Sales commissions associated with SaaS offerings are not material.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, then deferred revenue is recorded. Contract liabilities are also recorded when the Company collects payments in advance of performing the services. As of December 31, 2024 and 2023, the Company had contract liabilities comprised of $9.2 million and $2.7 million of short-term deferred revenue included within accrued expenses and other current liabilities and $4.6 million and $1.7 million of long-term deferred revenue included within other long-term liabilities on the consolidated balance sheets, respectively.
During the years ended December 31, 2024 and 2023, $21.0 million and $2.8 million, respectively, of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $11.5 million and $1.3 million, respectively, of revenue was recognized for the satisfaction of performance obligations, and $2.7 million and $1.6 million, respectively, of this recognized revenue was included in the contract liability balance at the beginning of the period, respectively.
Cost of Revenues
Cost of revenues includes the costs associated with the manufacturing of our portfolio of hardware devices, as well as direct personnel costs for employees and contractors, and other period adjustments related to costs of inventories sold or for sale or use in manufacturing.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of sales and marketing expense. Shipping and handling costs were approximately $0.6 million and $0.8 million for the years ended December 31, 2024 and December 31, 2023, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Taxes Collected from Customers
Taxes collected on the value of transaction revenue are excluded from product and services revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company’s payment terms are generally net 30 or 60 days from invoice date.
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
As of December 31, 2024 and 2023, the Company reported $13.8 million and $18.2 million, respectively, of accounts receivable, net of allowances of $0.1 million and $0.6 million, respectively.
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
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. At each balance sheet date, the unamortized capitalized software development cost for external use is compared to its net realizable value by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to impairment expense in the period it is determined.
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development or general and administrative expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as intangible assets and are amortized on a straight-line basis to depreciation and amortization expense in the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated statement of operations over the estimated useful life of the software. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Valuation of Indefinite-Lived Intangible Assets
The Company performs an annual impairment review of indefinite-lived assets during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the asset is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the asset is less than its carrying amount, then no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, then the Company calculates the fair value of the asset and compares the fair value to the asset’s carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than it’s carrying value. The Company did not record any impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2024 and 2023.
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
The Company has identified one reporting unit for the purpose of goodwill impairment testing and performed a qualitative test for goodwill impairment of the one reporting unit during the fourth fiscal quarter. Based upon the results of qualitative testing performed in the fourth quarter of both 2024 and 2023, the Company determined that it was more-likely-than not that the fair value of the reporting unit with goodwill were greater than their respective carrying values and no impairment loss related to goodwill was recorded during the years ended December 31, 2024 or 2023.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment and rental assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. Fair value is determined based on an evaluation of the assets’ associated discounted future cash flows or appraised value. For the years ended December 31, 2024 and 2023, the Company had no impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal and external use, described further in Note 4 – Goodwill and Other Intangible Assets.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Land is not depreciated. Leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life, not to exceed 5 years. Product tooling is depreciated over 13 months. Computer equipment, purchased software, vehicles, production equipment, and furniture and fixtures, are depreciated over useful lives ranging from 2 to 7 years. Amortization of equipment under finance leases is included in depreciation expense.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterment that extend the useful lives of existing property, plant and equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, any resulting gain or loss is recognized in other income (expense), net, in the Consolidated Statements of Operations and Comprehensive Income.
Debt
The Company accounts for debt in accordance with ASC 470, Debt and records specific incremental costs paid to third parties in connection with the issuance of long-term debt are deferred as a direct deduction from the carrying value of the associated debt liability on its consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method.
Debt Modifications and Extinguishments
When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated to determine if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether debt modification or debt extinguishment accounting is applicable. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.
If debt extinguishment guidance applies, the previous debt principal amount is removed, the previously capitalized debt issuance costs are expensed, the value of instruments exchanged are recorded, including cash, new debt, warrants and common stock, and a gain or loss on extinguishment of debt is recorded. If debt modification guidance applies, no gain or loss is recorded and the effective interest rate of the debt is updated based on the carrying value of the debt and the revised future cash flows. Any previously capitalized debt issuance costs in a debt modification are amortized as interest expense over the term of the new debt instrument.
Convertible Debt Instruments
The Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.
If an embedded derivative is bifurcated from share-settled convertible debt, then the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in aggregate on the Consolidated Balance Sheets. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income within other income (expense), net.
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
Research and Development
Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products, software and technologies, project material costs and services. Such costs are charged to research and development expense as they are incurred, to the extent not capitalized as software development costs for external or internal use.
Lease Accounting

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term includes the base non-cancelable term, and any renewal options that are reasonably certain to be exercised at the commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Rental expense related to operating leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to exclude any short-term lease, defined as a lease with an original term of 12 months or less, from the provisions of ASC 842, Leases.
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
Foreign Currency Transactions
Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rate between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. Such increase or decrease is reported by the Company as a foreign currency transaction gain or loss within Other income (expense), net, in the Consolidated Statements of Operations and Comprehensive Income. We recognize foreign currency transaction gains and losses primarily on intercompany transactions between certain subsidiaries in foreign countries. Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future and recognizes realized and unrealized gains and losses on these transactions in the period in which they occur.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The grant date fair value of time-based RSUs is the closing market price of the Company’s common stock on the grant date, reduced by the present value of expected dividends to be paid on the Company’s common stock prior to vesting, if any. For ESPP rights and stock options with only service conditions, the Company generally uses the Black-Scholes option pricing model to estimate their grant date fair value. For equity awards that include both service and market-based conditions, the Company estimates the awards’ grant date fair value using the Monte Carlo simulation technique.
The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share-based compensation awards based on historical forfeiture rates related to each category of award.
The Company recognizes share-based compensation expense over the requisite service period of each individual award, which generally equals the vesting period, using the straight-line method.
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
Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan were $0.6 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. Employer matching contributions vest immediately.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Income (Loss) Per Share Attributable to Common Stockholders
Net income (loss) attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares that were outstanding during the period. Diluted net income (loss) attributable to common stockholders (“EPS”) reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. The Company adopted the ASU in the first quarter of 2023 and there was no impact to the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the current year with additional disclosures detailed in the subsequent notes.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027, on a retrospective basis. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Held for Sale and Discontinued Operations
As noted in Note 1 – Nature of Business and Significant Accounting Policies, on September 16, 2024, the Company entered into the Purchase Agreement to sell its Telematics Business. On November 27, 2024, the Company completed the sale of its Telematics Business for an adjusted purchase price of $52.7 million and recognized a pre-tax gain on the sale of $18.5 million that was recognized in Income from discontinued operations, net of tax within the Consolidated Statements of Operations and Comprehensive Income.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Telematics Business. The following table summarizes Income from discontinued operations, net of tax included in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Services and other revenues	$27,967	$28,402
Services and other cost of revenues	12,242	11,724
Gross profit from discontinued operations	15,725	16,678
Operating costs and expenses:
Research and development	1,152	1,789
Sales and marketing	4,672	4,872
General and administrative	6,120	4,868
Depreciation and amortization	1,293	1,351
Impairment of capitalized software	—	4,124
Total operating costs and expenses	13,237	17,004
Operating income from discontinued operations	2,488	(326)
Other (expense) income:
Interest income, net	12	14
Other income (expense), net	(59)	(16)
Gain on sale of discontinued operation(a)	18,456	—
Income from discontinued operations before income taxes	20,897	(328)
Income tax provision	1,956	841
Income from discontinued operations, net of tax	$18,941	$(1,169)
(a) The gain on sale realized in fiscal 2024 includes the release of Accumulated other comprehensive income of $6.1 million associated with the realization of cumulative translation gains attributed to the Telematics Business

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s Telematics Business’ held for sale assets and liabilities in the Consolidated Balance Sheet (in thousands):

December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,110
Accounts receivable, net	4,414
Inventories	2,325
Prepaid expenses and other	274
Current assets held for sale	12,123
Non-current assets:
Property, plant and equipment, net	369
Rental assets, net	5,083
Intangible assets, net	1,422
Goodwill	17,973
Operating lease right-of-use assets	1,390
Non-current assets held for sale	26,237
Total assets held for sale	$38,360
LIABILITIES
Current liabilities:
Accounts payable	$1,387
Accrued expenses and other current liabilities	5,973
Current liabilities held for sale	7,360
Long-term liabilities:
Operating lease liabilities	1,067
Deferred tax liabilities, net	568
Other long-term liabilities	9
Non-current liabilities held for sale	1,644
Total liabilities held for sale	$9,004
The Company also entered into a transition services agreement (“TSA”) with the Purchaser of the Telematics Business that commenced on November 27, 2024, to provide and receive customary services that relate to information technology infrastructure, website hosting, and transition support for a period not expected to exceed approximately 10 months. Any amounts charged by the Company to the Purchaser under the TSA arrangement will not be recorded as revenue.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$13,531	$18,939
Raw materials and components	44	1,616
Total inventories	$13,575	$20,555
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2024	2023
Rebate receivables	$3,495	$1,950
Receivables from contract manufacturers	13	1,823
Other	2,418	1,164
Total prepaid expenses and other	$5,926	$4,937
Property, plant and equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Test equipment	$19,600	$19,600
Computer equipment and purchased software	3,711	3,643
Product tooling	5,182	5,153
Furniture and fixtures	739	739
Leasehold improvements	767	767
Total property, plant and equipment, gross	29,999	29,902
Less—accumulated depreciation and amortization	(28,897)	(27,513)
Total property, plant and equipment, net	$1,102	$2,389

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization
Depreciation and amortization expense related to property, plant and equipment was $1.4 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred revenue	$9,245	$2,717
Payroll and related expenses	7,997	3,608
Accrued contract manufacturing liabilities	4,772	7,537
Operating lease liabilities	1,346	1,226
Royalties	954	845
Accrued interest	926	1,038
Other	4,893	4,078
Total accrued expenses and other current liabilities	$30,133	$21,049
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Long-term deferred revenue	$4,608	$1,704
Other	147	647
Total other long-term liabilities	$4,755	$2,351
As of December 31, 2024, of the $4.6 million long-term deferred revenue balance, $4.4 million relates to performance obligations expected to be satisfied between one and two years, and $0.3 million relates to performance obligations expected to be satisfied between two and three years from December 31, 2024.
Note 4. Goodwill and Other Intangible Assets
The Company had a goodwill balance of $3.9 million at both December 31, 2024 and 2023.
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	$3,182	$(3,182)	$—
Trademarks and trade names	4,700	(4,588)	112
Customer relationships	8,500	(8,297)	203
Capitalized software development costs	31,620	(14,424)	17,196
Other	3,734	(3,067)	667
Total finite-lived intangible assets	$51,736	$(33,558)	18,178
Indefinite-lived intangible assets:
In-process capitalized software development costs			569
Total intangible assets			$18,747

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Trademarks and trade names	4,700	(4,118)	582
Customer relationships	8,500	(7,447)	1,053
Capitalized software development costs	40,877	(17,075)	23,802
Other	2,882	(2,804)	78
Total finite-lived intangible assets	$56,959	$(31,444)	25,515
Indefinite-lived intangible assets:
In-process capitalized software development costs			203
Total intangible assets			$25,718
Amortization expense for the years ended December 31, 2024 and 2023 was approximately $11.1 million and $15.8 million, respectively, including approximately $9.6 million and $13.9 million related to capitalized software development costs for the years ended December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, the Company recorded $0.9 million and $1.1 million, respectively, of impairment losses on intangible assets related to capitalized software.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2025	$6,290
2026	3,752
2027	3,247
2028	2,598
2029	1,388
Thereafter	903
Total	$18,178
Note 5. Fair Value Measurements
The Company’s only financial instrument measured at fair value on a recurring basis is its interest make-whole payment derivative liability on its 2025 Convertible Notes (see Note 6 – Debt). The fair value of that liability was zero as of both December 31, 2024 and 2023. The interest make-whole payment derivative liability is a Level 3 instrument. No transfers between levels occurred during the years ended December 31, 2024 and 2023.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	December 31, 2024	December 31, 2023
Volatility	93%	77%
Stock price	$10.26 per share	$2.20 per share
Credit spread	14.00%	92.20%
Term	0.34 years	1.34 years
Dividend yield	—%	—%
Risk-free rate	4.33%	4.60%

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of the interest make-whole derivative liability at December 31, 2024 and 2023 was determined using assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.
During the years ended December 31, 2024 and 2023, there were no conversions of the 3.25% convertible senior notes due 2025 (the “2025 Convertible Notes”) into shares of the Company’s common stock.
During the years ended December 31, 2024 and 2023, there were no changes in the fair value of the interest make-whole liability.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2029 Senior Secured Notes and 2025 Convertible Notes. The 2029 Senior Secured Notes and 2025 Convertible Notes are carried at amortized cost, with the 2025 Convertible notes being adjusted for changes in fair value of the embedded interest make-whole payment derivative.
As detailed in Note 6 – Debt below, the 2029 Senior Secured Notes were initially recorded upon issuance at fair value. The fair value of the 2029 Senior Secured Notes was determined based on a discounted cash flow model, which represents a Level 3 measurement. The fair value was estimated using probability-weighted scenarios which include assumptions that are highly subjective and required judgment regarding significant matters, such as the timing of redemption, amount and timing of future cash flows and an adjusted market yield of 8.35%. The use of different assumptions could have a material effect on the fair value estimates.
Also detailed below in Note 6 – Debt, the Short-Term Loan (defined below) was initially recorded at an amount equal to the allocated gross proceeds of the loan based on the relative fair values of the Short-Term Loan and the Short-Term Loan Warrants (defined below) issued in connection with the loan. The fair value of the Short-Term Loan used to allocate the gross proceeds was determined using a discounted cash flow model based on assumptions such as the amount and timing of the future cash flows and an estimated market yield of 27.57%, which represents a Level 3 measurement.
Throughout the year ended December 31, 2024, the Company issued common stock warrants, including the Short-Term Loan Warrants, in connection with various debt restructuring arrangements, as discussed further in Note 6 – Debt. The warrants expire four years from their respective dates of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants were issued with exercise prices ranging from $11.03 to $15.77. The warrants had a total grant date fair value of $30.8 million and were exercisable at issuance.
The common stock warrants were initially valued using a Black-Scholes option-pricing model, which represents a Level 3 measurement. The following table provides weighted-average quantitative information, based on the relative number of warrants issued, regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the warrants at their respective issuance dates:

Year Ended December 31,
2024
Exercise price	$12.59
Expected dividend yield:	—%
Risk-free interest rate:	4.2%
Volatility:	95.1%
Expected term (in years):	4.0

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Debt
2029 Senior Secured Notes
In connection with the 2025 Convertible Note exchange executed on November 6, 2024, as detailed further below in 2025 Convertible Note Repurchases and Exchanges, the Company issued to multiple noteholders approximately $40.9 million in principal amount of new senior secured notes due in 2029 (the “2029 Senior Secured Notes”). The 2029 Senior Secured Notes bear interest at 9.0% per annum, to be paid in cash, in arrears, on a semi-annual basis, and have a maturity date of May 1, 2029. The Company may, subject to certain provisions, issue additional principal amounts of the 2029 Senior Secured Notes with the same terms as the notes issued on November 6, 2024, with the exception of the first date on which interest expense begins to accrue.
The 2029 Senior Secured Notes are secured by a first priority lien on substantially all of the Company’s assets. The Company may redeem all or part of the 2029 Senior Secured Notes at any time prior to May 1, 2029 at a redemption price equal to 100% of the principal amount of the 2029 Senior Secured Notes to be redeemed, plus the present value of the sum of all required interest payments from such redemption date through May 1, 2029 at such redemption date, plus accrued and unpaid interest on such 2029 Senior Secured Notes to, but excluding, the redemption date.
The Company incurred $1.7 million of issuance costs for the 2029 Senior Secured Notes, $0.7 million of which was allocated to debt issuance costs and recorded as a direct reduction of the carrying amount of the 2029 Senior Secured Notes, $0.6 million of which was allocated to the common stock and $0.4 million of which was allocated to the warrants issued to the holders of the 2029 Senior Secured Notes and recorded within additional paid-in capital on the Consolidated Balance Sheets. These warrants are further detailed below in the 2025 Convertible Notes section and within Note 8 – Stockholders' Equity (Deficit).
The 2029 Senior Secured Notes were initially recorded at fair value, with all direct issuance costs being recorded as a direct reduction of the net carrying amount of the loan, resulting in an initial debt premium over the principal amount of the loan of $1.7 million that will be amortized to interest expense over the term of the loan. As of December 31, 2024, $40.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

December 31,
2024
Principal gross amount	$40,879
Add: unamortized debt premium	1,621
Less: unamortized issuance costs	(670)
Net carrying amount	$41,830
Short-Term Loan
On June 28, 2024, the Company entered into a Loan and Security Agreement (the “Short-Term Loan Agreement”), among South Ocean, as lender (“Lender”), the Participating Lenders (described below), the Company, as borrower, and two of the Company’s wholly-owned subsidiaries, Inseego Wireless, Inc. and Inseego North America LLC as guarantors (collectively, the “Guarantors,” and together with the Company, the “Loan Parties”). The Loan Agreement established a loan (the “Short-Term Loan”) with an original principal amount of $19.5 million.
The Short-Term Loan was originally scheduled to mature on September 30, 2024 but maturity was subsequently extended to November 30, 2024. Borrowings under the Short-Term Loan accrued interest at 12.0% per annum. Upon any repayment or prepayment of the amounts borrowed under the Short-Term Loan (including at maturity), the Company was required to pay an exit fee equal to 4.0% of the aggregate principal amount prepaid or repaid.
Also on June 28, 2024, as part of the Short-Term Loan Agreement, the Participating Lenders contributed an aggregate of $3.0 million of participation interests in the Short-Term Loan Agreement (the “Participation Interests”). The Participating Lenders consist of Philip Brace, the Company’s former Executive Chairman, who acquired a $1.0 million Participation Interest, and North Sound Ventures, LP, which acquired a $2.0 million Participation Interest in the Short-Term Loan. As of the date hereof, affiliates of each of the Lender and North Sound Ventures, LP may be deemed to beneficially own more than 5% of the Company’s outstanding Common Stock. James B. Avery, a member of the Company’s Board of Directors, currently serves as

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Managing Director of Tavistock Group, an affiliate of the Lender. Accordingly, the Lender and the Participating Lenders are considered related parties of the Company.
In connection with entering into the Short-Term Loan Agreement, the Company paid an arrangement and administration fee of $0.2 million to the Lender (the “Short-Term Loan Costs”). Additionally in connection with the Short-Term Loan Agreement, the Company issued to the Lender and the Participating Lenders warrants (the “Short-Term Loan Warrants”) to purchase an aggregate of 550,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). See Note 8 – Stockholders' Equity (Deficit) for further details regarding the Short-Term Loan Warrants.
The gross proceeds received under the Short-Term Loan Agreement, along with the Short-Term Loan Costs, were allocated between the Short-Term Loan and the Short-Term Loan Warrants based on their relative fair values at issuance. The debt discount originally recorded as a result of the allocation of the net proceeds between the Short-Term Loan and the Short-Term Loan Warrants of $3.3 million was fully amortized to interest expense during the year ended December 31, 2024.
After multiple voluntary prepayments, the remaining entire principal balance was repaid in full on November 30, 2024.
2025 Convertible Notes
In May 2020, the Company completed both a registered public offering, and a privately negotiated exchange agreement, that resulted in the issuance of the 2025 Convertible Notes. After taking into account exchanges and redemptions, the outstanding principal balance of the 2025 Convertible Notes as of December 31, 2024 and December 31, 2023 was $14.9 million and $161.9 million, respectively.
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
The initial conversion rate for the 2025 Convertible Notes is 7.92896 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents an initial conversion price of approximately $126.12 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.
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
The 2025 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 6, 2023 through the last scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, as long as the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.
The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest make-whole payment
The 2025 Convertible Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $105.10, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Convertible Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income, net. See Note 5 – Fair Value Measurements, for more information on this derivative liability.
2025 Convertible Note Repurchases and Exchanges
Throughout the year ended December 31, 2024, the Company entered into a series of repurchase and exchange agreements with various holders of the Company’s 2025 Convertible Notes, some of whom were considered related parties of the Company. In summary, as a result of these repurchase and exchange agreements, the Company exchanged $146.9 million of outstanding principal of the 2025 Convertible Notes in exchange for $33.8 million of cash, $40.9 million of principal of the 2029 Senior Secured Notes, 2.9 million shares of the Company’s common stock, and warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock.
As a result of these restructurings, the Company recorded a net loss on extinguishment of debt of $2.9 million within loss on debt restructurings, net in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2024. For more information on the terms of the warrants issued as a part of these restructuring agreements, please see Note 8 – Stockholders' Equity (Deficit).
As of December 31, 2024, no amount of principal of the 2025 Convertible Notes was held by related parties. As of December 31, 2023, $80.4 million of principal of the 2025 Convertible Notes was held by related parties.
The 2025 Convertible Notes consist of the following (in thousands):

	December 31,
	2024	2023
Principal	$14,949	$161,898
Add: fair value of embedded derivative	—	—
Less: unamortized debt discount	(25)	(1,106)
Less: unamortized issuance costs	(19)	(880)
Net carrying amount	$14,905	$159,912
Asset-Backed Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company, an indirect subsidiary of the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”) as subsequently amended.
The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base were to be repaid immediately. The Borrowers’ obligations under the Credit Agreement were guaranteed by the Company. The Credit Facility Parties’ obligations under the Credit Agreement were secured by a continuing security interest in all property of each Credit Facility Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
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
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Credit Facility. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Credit Facility of approximately $3.0 million. The Company also paid the Exit Fee in the aggregate amount of $0.4 million to the Credit Facility Participants. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock. As a result of the voluntary pay-off, the Company recorded a loss on extinguishment of debt of $0.8 million within loss on extinguishment of revolving credit facility on the Consolidated Statements of Operations and Comprehensive Income during the twelve months ended December 31, 2024.
Interest Expense Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands, except for percentages):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
2029 Senior Secured Notes
Contractual interest expense	$562
Amortization of debt issuance costs	24
Amortization of debt discount/premium	(57)
Total interest expense	$529
Related party interest expense	$411

2025 Convertible Notes
Contractual interest expense	$3,912	$5,262
Amortization of debt issuance costs	489	659
Amortization of debt discount/premium	614	828
Total interest expense	$5,015	$6,749
Related party interest expense	$2,847	$3,350

Short-Term Loan
Contractual interest expense	$1,391
Amortization of debt discount/premium	3,330
Total interest expense	$4,721
Related party interest expense	$4,721

Credit Facility
Contractual interest expense	$312	$1,092
Accretion of exit fee	75	200
Amortization of debt issuance costs	117	466
Total interest expense	$504	$1,758

Other interest expense	137	579
Consolidated interest expense	$10,906	$9,086
The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes, 2025 Convertible Notes, Short-Term Loan, and Credit facility for the year ended December 31, 2024 was 8.5%, 4.2%, 92.7% and 36.1%, respectively. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2025 Convertible Notes and Credit facility for the year ended December 31, 2023 was 4.2% and 54.5%, respectively.
Note 7. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2024 and 2023 is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(13,883)	$(45,262)
Foreign	203	289
Loss before income taxes	$(13,680)	$(44,973)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (benefit) provision for income taxes for the years ended December 31, 2024 and 2023 is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	598	20
Foreign	29	14
Total current	627	34
Deferred:
Federal	(43)	9
State	105	—
Foreign	—	—
Total deferred	62	9
(Benefit) Provision for income taxes	$689	$43
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$4,620	$1,185
Provision for excess and obsolete inventory	4,162	4,679
Capitalized research and experimental expenditures	11,216	8,629
Convertible debt	608	3,526
Depreciation and amortization	2,063	1,725
Interest expense limitation	19,944	18,689
Net operating loss and tax credit carryforwards	97,347	108,690
Share-based compensation	1,533	3,065
Operating lease liability	985	819
Other	351	—
Deferred tax assets	142,829	151,007
Valuation allowances	(141,628)	(149,529)
Deferred tax assets, net of valuation allowances	1,201	1,478
Deferred tax liabilities:
Right of use asset	(710)	(1,085)
Acquired intangible assets	(665)	(505)
Deferred tax liabilities	(1,375)	(1,590)
Deferred tax liabilities, net	$(174)	$(112)
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
At December 31, 2024 and 2023, the Company had valuation allowances of $141.6 million and $149.5 million, respectively. The decrease of $7.9 million in 2024 was primarily related to the utilization of net operating losses due to the Company’s taxable income position. During the year ended December 31, 2023, the valuation allowance increased by $9.3 million, primarily related to its deferred tax assets created during the year for entities with historical losses and full valuation allowances. Based on the Company’s current position on valuation allowance, no net income tax benefits resulted in the Company’s consolidated statements of operations from the operating losses created during those years.
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
The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2024 and 2023 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax benefit, at statutory rate	$(2,535)	$(9,895)
State provision, net of federal benefit	1,374	711
Foreign tax rate difference	(17)	(36)
Foreign income inclusions	6,177	—
Valuation allowance against future tax benefits	(8,515)	9,296
Research and development credits	(1,204)	(760)
Share-based compensation	1,989	1,622
Disallowance of loss on debt exchanges	3,344	—
Non-deductible officers compensation	19	—
True-up of prior year provisions	26	(942)
Other	31	47
Provision for income taxes	$689	$43
At December 31, 2024, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2022 and prior of approximately $355.4 million. Approximately $107.2 million of these NOLs have no expiration date. The remainder will begin to expire in 2030, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2024 of approximately $64.4 million, which begin to expire in 2031, unless previously utilized, and no foreign NOLs for its active foreign subsidiaries . At December 31, 2024, the Company had federal research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.4 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.4 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2024 and did not identify any events of such cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
It is the Company’s intention to reinvest undistributed earnings of its continuing foreign subsidiaries’ operations and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company. The Company has recorded an income tax of $0.9 million representing estimated dividend withholding tax in connection with its plan to distribute funds from its discontinued Telematics operations in the first quarter of 2025.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2022	$42,915
Increases related to current and prior year tax positions	506
Decreases from lapses of statute of limitations and prior year tax positions	(30,782)
Balance at December 31, 2023	12,639
Increases related to current and prior year tax positions	719
Balance at December 31, 2024	$13,358
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2024.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2021 and 2020, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act of 2022 (the “IRA”), which includes certain business tax provisions. The IRA provides for excise taxes on corporate stock buy-backs and a minimum tax on corporate financial statement income in excess of $1.0 billion. These new provisions became effective January 1, 2023. The IRA had no material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2024.
Note 8. Stockholders' Equity (Deficit)
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of December 31, 2024, the Company had 25,000 shares of Series E preferred stock issued and outstanding.
Each share of Series E Preferred Stock entitles the holder thereof to receive, when and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1 April 1, July 1 and October 1 of each year, beginning on March 1, 2020. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount (as defined below). The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s Board of Directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The aggregate liquidation preference of the issued and outstanding shares of Series E Preferred Stock as of December 31, 2024 was $38.4 million.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $13.4 million and $10.1 million of dividends accrued, approximating $535.71 and $404.93 per preferred share, as of December 31, 2024 and 2023, respectively.
Common Stock
As of December 31, 2024, the Company had 150,000,000 shares of $0.001 par value common stock authorized for issuance and 14,990,712 shares issued and outstanding.
As noted in Note 6 – Debt, as part of the consideration exchanged in multiple repurchases of principal amounts of the Company’s 2025 Convertible Notes, the Company issued 2.9 million shares of its common stock during the year ended December 31, 2024. These shares were recorded at their grant date fair values at a cumulative amount of $44.9 million to additional paid-in capital within the consolidated balance sheet. As discussed in Note 5 – Fair Value Measurements above, the Company also incurred issuance costs related to the 2029 Senior Secured Notes and common stock issued, $0.6 million of which was allocated to the common stock issued and recorded within additional paid-in capital within the Company’s consolidated balance sheets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants
As noted in Note 6 – Debt, in connection with both the Short-Term Loan Agreement and the various exchange agreements entered into to repurchase principal amounts of the Company’s 2025 Convertible Notes, the Company issued warrants during the year ended December 31, 2024 to purchase an aggregate of 3.0 million shares of the Company’s common stock. The warrants expire four years from their date of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. As of December 31, 2024, none of the warrants have been exercised. The warrants issued during the year ended December 31, 2024 are the only outstanding warrants as of December 31, 2024. There were no outstanding warrants issued as of December 31, 2023.
The number and exercise price of the warrants issued during the year ended December 31, 2024 are as follows:

Issuance Date	Number of Shares to Purchase with Warrants	Exercise price
June 28, 2024	550,000	$12.12
July 18, 2024	236,074	$13.37
August 2, 2024	88,534	$11.03
October 24, 2024	20,646	$12.34
November 6, 2024	180,000	$11.27
November 6, 2024	1,543,363	$12.12
November 6, 2024	29,687	$12.34
November 6, 2024	370,000	$15.77
Total	3,018,304
The proceeds from the Short-Term Loan Agreement, along with the related Short-Term Loan Costs incurred, were allocated to the Short-Term Loan Warrants and Short-Term Loan based on their relative fair values. This allocation resulted in the Short-Term Loan Warrants having a net value of $3.2 million that the Company recorded within additional paid-in capital within the Company’s consolidated balance sheets.
The warrants issued as part of the various repurchases and exchanges of principal balances of the 2025 Convertible Notes, during the year ended December 31, 2024 were recorded at a fair value of $27.6 million within additional paid-in capital within the Company’s consolidated balance sheets. As discussed in Note 5 – Fair Value Measurements above, the Company also incurred issuance costs related to the 2029 Senior Secured Notes and warrants, $0.4 million of which was allocated to the warrants issued and recorded within additional paid-in capital within the Company’s consolidated balance sheets.
Note 9. Share-based Compensation
During the years ended December 31, 2024 and 2023, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 2,602,875 remain available for future grants.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024 and 2023, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$126	$662
Research and development	691	1,526
Sales and marketing	430	1,138
General and administrative	2,577	3,645
Income from discontinued operations, net of tax	115	473
Total	$3,939	$7,444
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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2024	2023
Expected dividend yield	—%	—%
Risk-free interest rate	4.2%	4.3%
Volatility	95.1%	173.6%
Expected term (in years)	4.0	4.4
The weighted-average fair value of stock option awards granted during the years ended December 31, 2024 and 2023 was $5.82 and $3.16, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2022	813,296	$46.50
Granted	82,825	4.13
Exercised	—	—
Canceled	(350,249)	38.39
Outstanding — December 31, 2023	545,872	$44.16
Granted	44,250	8.40
Exercised	(1,475)	15.53
Canceled	(318,796)	54.28
Outstanding — December 31, 2024	269,851	$26.49	6.05	$619
Vested and Expected to Vest — December 31, 2024	248,326	$28.17	5.80	$526
Exercisable — December 31, 2024	164,405	$38.22	4.20	$149

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total intrinsic value of stock options exercised to purchase common stock during the year ended December 31, 2024 was approximately $0.1 million.
As of December 31, 2024, total unrecognized share-based compensation expense related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 2.94 years. The Company recognized approximately $0.8 million and $4.0 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2024 and 2023, respectively.
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
A summary of restricted stock unit activity under all plans for the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2022	117,837	73.30
Granted	366,713	5.78
Vested	(246,706)	12.92
Forfeited	(34,836)	39.77
Non-vested — December 31, 2023	203,008	19.84
Granted	1,106,862	9.34
Vested	(164,288)	13.42
Forfeited	(33,741)	31.68
Non-vested — December 31, 2024	1,111,841	10.00
During the years ended December 31, 2024 and 2023, the total fair value of shares vested was $2.0 million and $1.2 million, respectively.
As of December 31, 2024, there was $6.9 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 3.17 years. The Company recognized approximately $3.1 million and $3.3 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2024 and 2023, respectively.
2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 722,280 shares of common stock may be purchased by eligible employees.
During the years ended December 31, 2024 and 2023, the Company issued 26,096 shares and 64,150 shares, respectively, under the ESPP. The Company recognized approximately $0.1 million and $0.1 million of share-based compensation expense related to the ESPP during the years ended December 31, 2024 and 2023, respectively.
Note 10. Income (Loss) per Share
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount
Year Ended December 31, 2024
Basic and Diluted EPS
Loss from continuing operations	$(14,369)
Less: preferred stock dividends	(3,269)
Loss from continuing operations attributable to common stockholders	(17,638)	12,535,756	$(1.41)
Income from discontinued operations, net of tax	18,941	12,535,756	$1.51
Income attributable to common stockholders	$1,303	12,535,756	$0.10

Year Ended December 31, 2023
Basic and Diluted EPS
Loss from continuing operations	$(45,016)
Less: preferred stock dividends	(2,991)
Loss from continuing operations attributable to common stockholders	(48,007)	11,372,069	$(4.22)
Loss from discontinued operations, net of tax	(1,169)	11,372,069	$(0.10)
Loss attributable to common stockholders	$(49,176)	11,372,069	$(4.32)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
The following is a summary of outstanding potential shares of common stock that have been excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
2025 Convertible Notes	119	1,291
Common stock warrants	3,018	—
Non-qualified stock options	270	546
Restricted stock units	1,112	203
Employee Stock Purchase Plan	29	25
Total	4,548	2,065
Note 11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers and other vendors that require future purchases of goods or services in the upcoming three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations). As of December 31, 2024, future payments under these noncancellable purchase obligations were approximately $44.9 million.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 12. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating right-of-use assets, net	Operating lease right-of-use assets	$2,855	$4,022

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,346	$1,226
Non-current operating lease liabilities	Operating lease liabilities	2,627	3,972
Total operating lease liabilities		$3,973	$5,198

Weighted-average remaining lease term (in years)		2.7	3.6
Weighted-average discount rate		9.0%	9.0%
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023

Operating lease costs included in operating costs and expenses	$1,578	$1,521
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023

Operating cash flows related to operating leases	$1,636	$1,659
Operating right-of-use assets obtained in exchange for lease liabilities	$—	$—
The future minimum payments under operating leases were as follows at December 31, 2024 (in thousands):

2025	$1,637
2026	1,687
2027	1,131
Total minimum operating lease payments	4,455
Less: amounts representing interest	(482)
Present value of net minimum operating lease payments	3,973
Less: current portion	(1,346)
Long-term portion of operating lease obligations	$2,627
Note 13. Segment, Geographic, and Concentrations of Risk Information
Segment Information

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point, the Company’s CODM became its Chief Executive Officer. Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our one reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Year Ended December 31,
	2024	2023
Revenues	$191,244	$167,286
Less:
Adjusted cost of revenues (1)	122,321	130,847
Adjusted research and development (2)	19,905	18,199
Adjusted sales and marketing (2)	15,522	15,495
Adjusted general and administrative (3)	13,203	11,738
Adjusted depreciation and amortization (4)	11,048	17,088
Capitalizable software development expenditures	4,248	7,350
Capitalized software development expenditures	(4,248)	(7,350)
Share-based compensation	3,823	6,972
Amortization of purchased intangible assets related to business combinations	1,320	1,320
Impairment of capitalized software	927	1,115
Right-of-use asset impairment	138	469
Debt restructuring costs	1,322	—
Loss on debt restructurings, net	2,851	—
Loss on extinguishment of revolving credit facility	788	—
Interest expense, net	10,906	9,086
Other income (expense), net	850	(70)
Income tax provision	689	43
Segment net income (loss)	$(14,369)	$(45,016)
Reconciliation of profit or loss
Income (Loss) from discontinued operations, net of tax	18,941	(1,169)
Consolidated net income (loss)	$4,572	$(46,185)
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2024	2023
United States and Canada	$184,324	$163,490
Europe (including United Kingdom)	5,298	2,586
Other	1,622	1,210
Total	$191,244	$167,286

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Risk
Customer Concentrations
For the year ended December 31, 2024, two customers accounted for 41.9% and 33.6% of revenues, respectively. For the year ended December 31, 2023, three customers accounted for 37.0%, 31.8%, and 17.6% of revenues, respectively.
At December 31, 2024, three customers accounted for 33.6%, 22.8%, and 18.8% of total accounts receivable, net, respectively. At December 31, 2023, three customers accounted for 51.9%, 12.7% and 10.6% of total accounts receivable, net, respectively.
Concentrations in the Available Sources of Supply of Materials and Product
Our services use hardware and software from various third parties, some of which are procured from single suppliers. For example, our MiFi mobile hotspots and fixed wireless access devices rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control.
Note 14. Subsequent Events
Appointment of New Chief Executive Officer
On January 6, 2025, the Company’s Board of Directors appointed Juho Sarvikas as Chief Executive Officer of the Company, effective immediately. Mr. Sarvikas was also appointed as a member of the Company’s Board of Directors. Mr. Sarvikas, 42, has worked most recently as president of North America for Qualcomm Incorporated since April 2021. Mr. Sarvikas was granted the following equity awards pursuant to his appointment: (i) options to purchase 855,000 shares of common stock, which are subject to both service and market-based vesting requirements and vest over four years; (ii) 167,910 restricted stock units which are subject to both service and market-based vesting requirements and vest over three years; and (iii) 124,347 restricted stock units which are subject only to service conditions and vest over four years.