Form 10-K/A
period 2024-12-31
INSEEGO CORP.
filed 2025-04-29
CIK 1022652

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We will be holding our 2025 annual meeting of shareholders later in the calendar year and will file a proxy statement prior to the annual meeting. However, we are required to provide certain information within 120 days of year-end, and accordingly we are filing this Amendment No. 1 (“Amendment”). Further details are below.

The Amendment amends the Annual Report on Form 10–K for the year ended December 31, 2024 of Inseego Corp. (the “Company” or “Inseego”), filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information not previously included in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, because the Company holds its annual meeting later in the year and will not be filing its proxy statement within 120 days of the end of fiscal 2024. Accordingly, as permitted by the rules of the Securities and Exchange Commission, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment also revises Part IV, Item 15 of the Original Form 10-K to correct the exhibit number of the Company’s Executive Officer Clawback Policy from Exhibit 10.5 to Exhibit 97.1.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 20, 2025, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

i

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

Mr. Avery, age 61, was appointed to the Board in August 2018 pursuant to the terms of that certain Securities Purchase Agreement, dated August 6, 2018, by and among the Company, North Sound Trading, L.P. and Golden Harbor Ltd. Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategy, merger & acquisitions and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), and as a member of the Compensation Committee of the Board (the “Compensation Committee”) and the Audit Committee of the Board (the “Audit Committee”). Mr. Avery’s term as a director will expire at the 2026 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 67, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received a Master of Business Administration from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2027 annual meeting of stockholders of the Company.

Brian Miller	Director since January 2025

Mr. Miller, age 58, was appointed to the Board in January 2025. He previously served on the Board from August 2018 to March 2021. Mr. Miller has served as Chief Investment Officer of North Sound Partners, a family office based in Greenwich, Connecticut, since August 2012. Through North Sound Associates, the partnership invests in alternative investment strategies which can include hedge funds, private equity, and venture capital funds. Mr. Miller has also served as General Partner of North Sound Ventures, which invests directly in early stage growth companies, since August 2012. From 1991 to July 2012, Mr. Miller held various positions with Elliott Associates (“Elliott”), a hedge fund based in New York. When Mr. Miller retired from Elliott in July 2012, he was one of four equity partners and held the title of Chief Trading Officer. He was a member of Elliott’s Management Committee and also served on the Valuation and Risk Committees. Mr. Miller’s responsibilities encompassed all of global trading, including structured products, commodities, fixed-income arbitrage and portfolio protection strategies. Prior to starting with Elliott in August 1991, Mr. Miller was a Vice President at Yamaichi International where he specialized in arbitrage strategies. Mr. Miller received a Bachelor of Science degree in Economics from the University at Albany in 1988. Mr. Miller is a Chartered Financial Analyst and received his C.F.A. designation in 1992. Mr. Miller previously served on the Board of the Manhattan Institute for Policy Research in NYC and also served on the board of Avatex Corporation, a publicly listed company. Mr. Miller has a strong financial background, including private equity and hedge fund investment experience. His expertise in evaluating business and investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value, provide a valuable background for him to serve as a member of our Board. Mr. Miller’s term as a director will expire at the 2025 annual meeting of stockholders of the Company.

Juho Sarvikas	Director since January 2025

Mr. Sarvikas, age 43, has served as the Company’s Chief Executive Officer and as a member of the Board since January 2025. Prior to joining the Company, Mr. Sarvikas served as president of North America for Qualcomm Incorporated, a leading global provider of connected computing technologies, from April 2021 to December 2024. Prior to Qualcomm, Mr. Sarvikas served as Chief Product Officer of HMD Global from December 2016 to April 2021, and as President North America from May 2020 to April 2021. Before joining HMD Global, he led Nokia’s feature phone business under Microsoft and held various leadership roles at Nokia for eight years prior to Microsoft’s acquisition of its smartphone business. Mr. Sarvikas holds a Master of Science degree in Industrial Engineering from Lappeenranta University of Technology in Finland. Mr. Sarvikas’s substantial experience in the wireless communications industry, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a particularly relevant and informed background for him to serve as a member of our Board. Mr. Sarvikas’s term as a director will expire at the 2027 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 52, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC since April 2015. Mr. Tuder is also Chief Executive Officer of Concord Acquisition Corp II. Prior to founding Tremson, he held investment roles at KSA Capital Management, LLC and at JHL Capital Group, LLC. Previously, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, and was a member of the private equity investment team at Fortress Investment Group, LLC. Mr. Tuder began his career in various investment capacities at Nassau Capital and ABS Capital Partners. Mr. Tuder currently serves on the board of directors of GCT Semiconductor Holding, Inc. (NASDAQ: GCTS). Mr. Tuder previously served on the board of directors of MRV Communications, Inc., Seachange International, Unico American, and NamTai Property. Mr. Tuder also has served as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee. Mr. Tuder’s term as a director will expire at the 2026 annual meeting of stockholders of the Company.

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

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually.

The table below sets forth the current composition of our standing Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James B. Avery	Member	Member	Chair
Christopher Harland	Member
Jeffrey Tuder	Chair	Chair	Member

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

Board Leadership Structure

The Company’s policy as to whether the roles of Chair of the Board and Chief Executive Officer should be combined is based on the Company’s needs at any particular time. From February 2024 to February 2025, Philip Brace acted as Executive Chairman on an interim basis. In February 2025, the Board appointed Jeffrey Tuder as Chair of the Board as an independent director. Mr. Tuder previously served as an independent Chair of the Board from August 2022 to February 2024.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Avery and Tuder served on our Compensation Committee during 2024. None of the members of our Compensation Committee during 2024 has ever been one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Securities Trading Policy/Hedging Prohibition

The Company’s Insider Trading Policy prohibits directors, officers and other employees from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price) and hedging transactions, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider trading rules.

Information about our Executive Officers

The following table sets forth certain information with respect to our current executive officers as of April 29, 2025:

Executive	Age	Title
Juho Sarvikas	43	Chief Executive Officer
Steven Gatoff	56	Chief Financial Officer
Paul McClaskey	47	Senior Vice President, Finance and Chief Accounting Officer

The biographical information with respect to Mr. Sarvikas included above is incorporated herein by reference.

Steven Gatoff has served as the Company’s Chief Financial Officer since September 2023. Before joining Inseego, Mr. Gatoff served as chief financial officer ("CFO") of Edge Case Research, Inc. from early 2023 to September 2023. Before that, he worked as CFO of each of the following corporations: HALO Dx, Inc. in 2022; Absolute Software Corporation from 2020 to 2022; 8x8, Inc. from 2018 to 2020; PagerDuty, Inc. from 2016 to 2018; Rapid7, Inc. from 2013 to 2016; and iPass, Inc. from 2009 to 2013. Prior to these positions, Mr. Gatoff held senior finance roles at United Online, Inc., Sterling Commerce, Inc. and VeriSign Inc. Earlier in his career, Mr. Gatoff worked as an investment banker at several Wall Street firms including Bear Stearns & Co., Credit Suisse First Boston and Morgan Stanley. He began his career as an auditor with Deloitte & Touche. Mr. Gatoff earned a Master of Business Administration (MBA) degree from Columbia University and a Bachelor of Science (BS) degree from the University of Vermont. He is a certified public accountant (CPA).

Paul McClaskey, has served as the Company as the Company’s Chief Accounting Officer since December 2023, and as Senior Vice President, Finance and Chief Accounting Officer since January 2025. Mr. McClaskey was designated as the Company’s principal accounting officer in September 2024. Prior to joining the Company, Mr. McClaskey served at Berkeley Lights, Inc., as Chief Accounting Officer from 2022 to 2023 and as Vice President, Accounting, from 2021 to 2022. From 2014 to 2021, Mr. McClaskey held roles of increasing responsibility at DISH Network Corporation, serving as Vice President of Accounting from 2019 to 2021 and as Director of Financial Reporting from 2014 to 2019. Mr. McClaskey also held roles of increasing responsibility at URS Corporation, from 2012 to 2014, including Director of Technical and International Accounting. In addition, Mr. McClaskey held roles in both the audit and advisory practices of KPMG, LLP from 2003 to 2012. Mr. McClaskey earned a Bachelor of Arts in Economics from the University of Puget Sound and a Master of Accounting degree from the University of Arizona. Mr. McClaskey is a licensed CPA and is a CFA charterholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and anyone holding 10% or more of a registered class of our equity securities to file reports with the SEC showing their holdings of, and transactions in, these securities. Based solely on a review of copies of such reports we received, we believe that during 2024 all its reporting persons filed such reports on a timely basis.

Item 11.	Executive Compensation

The following information describes the material elements of compensation for the Company’s named executive officers for the year ended December 31, 2024, which consist of: (1) Phil Brace, our former Executive Chairman; (2) Steven Gatoff, our Chief Financial Officer; (3) Paul McClaskey, our Chief Accounting Officer; and (4) Ashish Sharma, our former President and Chief Executive Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Phil Brace(3)	2024	203,077	–		1,215,404	–	–	49,433	1,467,914
Executive Chairman
Steven Gatoff	2024	350,000	245,000	(4)	1,836,000	–	248,063	–	2,679,063
Chief Financial Officer	2023	96,923	–		–	83,475	–	–	180,398
Paul McClaskey(6)	2024	275,000	200,000	(4)	275,400	–	105,000	–	855,400
Chief Accounting Officer
Ashish Sharma(7)	2024	88,462	–		–	–	68,157	306,377	462,995
Former Chief Executive Officer & President	2023	500,000	–		–	–	–	12,500	512,500

____________________

(1)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	See the All Other Compensation table below for additional information.
(3)	Mr. Brace served as Executive Chairman of the Company from February 19, 2024 to February 5, 2025.
(4)	Represents discretionary bonuses paid in connection with the Company’s successful completion of significant corporate restructuring transactions during 2024.
(5)	Represents annual incentive payments earned with respect to the Company’s financial performance during 2024, which were paid in cash in March 2025.
(6)	Mr. McClaskey was designated as the principal accounting officer starting September 30, 2024.
(7)	Mr. Sharma served as the Company’s Chief Executive Officer until February 23, 2024.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Phil Brace	2024	–	49,433	(1)	49,433
Steven Gatoff	2024	–	–		–
	2023	–	–		–
Paul McClaskey	2024	–	–		–
Ashish Sharma	2024	2,212	304,166	(2)	306,377
	2023	12,500	–		12,500

(1)	Represents board fees paid in addition to Mr. Brace’s salary for serving as Executive Chair.
(2)	Represents (1) severance pay of $250,000 pursuant to Mr. Sharma’s change in control and severance agreement, as described below under “Narrative Discussion of Summary Compensation Table - Severance and Change-in-Control Arrangements”; and (2) accrued vacation paid upon termination of $54,166.

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

The base salaries for each of the named executive officers for 2024 are shown in the following table.

Name	2024 Base Salary (as of 12/31/2024)
Phil Brace	$240,000
Steven Gatoff	$350,000
Paul McClaskey	$275,000

Annual Incentive Bonuses. Our executive officers are generally eligible to earn an incentive bonus each fiscal year, with such bonuses awarded based on the achievement of corporate financial goals established by the Compensation Committee. Executive officers have target bonuses expressed as a percentage of the named executive officer’s base salary. We require that participants continue to be employed through the payment date to receive a bonus. Participants hired during the year are eligible to receive a pro rata bonus based on the portion of the year that they were employed by the Company. Satisfactory individual performance is also a condition to payment.

In 2023, the Company failed to meet the performance measures established by the Compensation Committee, and no bonuses were awarded to the named executive officers with respect to the Company’s 2023 performance.

For 2024, the Compensation Committee considered the following when establishing annual incentive awards:

•	Bonus Targets. Target bonuses are expressed as a percentage of the participant’s base salary earned during the plan year. Bonus targets were based on job responsibilities and internal relativity. Consistent with the Company’s executive compensation policy, individuals with greater job responsibilities had a greater proportion of their total compensation tied to Company performance. Bonus targets for the named executive officers were unchanged for 2024 compared to prior years. As Executive Chairman, Mr. Brace was not eligible for an incentive bonus. The schedule below shows the target incentives for 2024 for each of the named executive officers as a percentage of 2024 base salary:

Target Bonus
Name	% of Salary
Steven Gatoff	50%
Paul McClaskey	25%
Ashish Sharma	65%

•	Company performance measures. For 2024, bonus payouts for the year were then determined based on the achievement by the Company of certain financial goals and/or targets established by the Compensation Committee related to the Company’s revenue performance and Adjusted EBITDA. Payouts could range from zero to 150% of target depending on the Company’s performance. The bonuses earned by the named executive officers for 2024 relating to corporate performance were 142% of target as a result of achieving sales and Adjusted EBITDA in excess of the established targets for 2024. Based upon the Company’s financial performance during 2024, Messrs. Gatoff, McClaskey and Sharma earned annual incentive bonuses of $248,063, $105,000 and $68,157, respectively, which were paid in cash in March 2025.

Discretionary Bonuses. Based on individual performance, the Compensation Committee may pay discretionary bonuses to reward individual performance of named executive officers during the year. In connection with the Company’s successful completion of significant corporate restructuring transactions during 2024, Messrs. Gatoff and McClaskey were paid discretionary cash bonuses of $245,000 and $200,000, respectively, in 2024.

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

Change-in-Control and Severance Arrangements

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

Change in Control and Severance Agreement with Juho Sarvikas

The Company has entered into a Change in Control and Severance Agreement with Mr. Sarvikas, under which Mr. Sarvikas is eligible to receive severance payments if his employment is terminated by us without Cause or by Mr. Sarvikas for Good Reason, in each case as defined in the agreement. If the termination occurs in connection with a Change in Control (as defined in the agreement), Severance payments for Mr. Sarvikas would consist of 18 months of his then-current annual base salary, plus an amount equal to 12 months of his then-current annual target bonus opportunity. If the termination occurs prior to the payment of an annual cash bonus award with respect to the prior completed fiscal year, Mr. Sarvikas will also receive an amount equal to 100% of his annual target cash bonus opportunity for such prior completed fiscal year. In the event of a change in control, (i) all then-outstanding stock options granted to Mr. Sarvikas shall immediately become fully vested and exercisable with respect to 100% of the shares subject to such options; (ii) 100% of all then-outstanding unvested time-based equity awards granted to Mr. Sarvikas shall immediately become fully vested; and (iii) 100% of all then-outstanding unvested performance-based equity awards granted to Mr. Sarvikas shall immediately become fully vested, subject to achievement of the applicable performance thresholds based on the value received by the Company’s stockholders in connection with the change in control. In addition, Mr. Sarvikas and his covered dependents will be entitled to certain healthcare benefits for a period of up to 18 months.

In the event of a termination other than in connection with a Change in Control, Mr. Sarvikas will, subject to certain conditions including the execution of a general release, be entitled to receive severance in an amount equal to the sum of 18 months of his then-current annual base salary, plus a payment equal to the pro-rated portion of the target bonus in the year of termination. In addition, if the termination occurs prior to the payment of an annual cash bonus award with respect to the prior completed fiscal year, Mr. Sarvikas will also receive an amount equal to the bonus payment he would be entitled to for such prior completed fiscal year, based on actual achievement of corporate and personal performance goals and criteria during such prior completed year. In addition, Mr. Sarvikas’s outstanding equity awards will become vested and, if applicable, exercisable with respect to that number of shares of Company common stock that would have vested had Mr. Sarvikas continued employment with the Company for six months following the date of termination (subject to certain additional requirements in the case of awards with performance-based criteria), and Mr. Sarvikas and his covered dependents will be entitled to certain healthcare benefits for a period of up to 9 months.

Change in Control and Severance Agreement with Steven Gatoff

The Company has entered into a Change in Control and Severance Agreement with Mr. Gatoff, under which Mr. Gatoff is eligible to receive severance payments if his employment is terminated by us without Cause or by Mr. Gatoff for Good Reason, in each case as defined in the agreement. If the termination occurs in connection with a Change in Control (as defined in the agreement), Severance payments for Mr. Gatoff would consist of 18 months of his then-current annual base salary, plus an amount equal to 12 months of his then-current annual target bonus opportunity. In the event of a change in control, all then-outstanding equity awards granted to Mr. Gatoff shall immediately become fully vested and exercisable. In addition, Mr. Gatoff and his covered dependents will be entitled to certain healthcare benefits for a period of up to 18 months.

In the event of a termination other than in connection with a Change in Control, Mr. Gatoff will, subject to certain conditions including the execution of a general release, be entitled to receive severance in an amount equal to the sum of 6 months of his then-current annual base salary, plus a payment equal to the pro-rated portion of the target bonus in the year of termination, based on actual achievement of corporate and personal performance goals and criteria during such prior completed year. In addition, Mr. Gatoff’s outstanding equity awards will become vested and, if applicable, exercisable with respect to that number of shares of Company common stock that would have vested had Mr. Gatoff continued employment with the Company for six months following the date of termination (subject to certain additional requirements in the case of awards with performance-based criteria), and Mr. Gatoff and his covered dependents will be entitled to certain healthcare benefits for a period of up to 9 months.

Change in Control and Severance Agreement with Paul McClaskey

The Company has entered into a Change in Control and Severance Agreement with Mr. McClaskey, under which Mr. McClaskey is eligible to receive severance payments if his employment is terminated by us without Cause or by Mr. McClaskey for Good Reason, in each case as defined in the agreement. If the termination occurs in connection with a Change in Control (as defined in the agreement), Severance payments for Mr. McClaskey would consist of 6 months of his then-current annual base salary, plus an amount equal to 6 months of his then-current annual target bonus opportunity. In the event of a change in control, all then-outstanding equity awards granted to Mr. McClaskey shall immediately become fully vested and exercisable. In addition, Mr. McClaskey and his covered dependents will be entitled to certain healthcare benefits for a period of up to 6 months.

In the event of a termination other than in connection with a Change in Control, Mr. McClaskey will, subject to certain conditions including the execution of a general release, be entitled to receive severance in an amount equal to the sum of three months of his then-current annual base salary, plus a payment equal to the pro-rated portion of the target bonus in the year of termination, based on actual achievement of corporate and personal performance goals and criteria during such prior completed year. In addition, Mr. McClaskey’s outstanding equity awards will become vested and, if applicable, exercisable with respect to that number of shares of Company common stock that would have vested had Mr. McClaskey continued employment with the Company for three months following the date of termination (subject to certain additional requirements in the case of awards with performance-based criteria), and Mr. McClaskey and his covered dependents will be entitled to certain healthcare benefits for a period of up to three months.

2024 Say-On-Pay Vote

At our 2024 annual meeting of stockholders, our stockholders approved, on a non-binding, advisory basis, the compensation paid to our named executive officers described in our 2023 proxy statement. Approximately 95.8% of the votes cast on the matter were voted in favor of this “say-on-pay” approval. The Board and the Compensation Committee considers the voting results when establishing our executive compensation programs.

Clawback Policy

The Company has adopted an Executive Officer Clawback Policy (the “Clawback Policy”), which is administered by the Compensation Committee.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our named executive officers that were outstanding at December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1) (2)	Option Exercise Price ($)(1)	Option Expiration Date	Number of shares of stock that have not vested (#)(1)(3)	Market value of shares of stock that have not vested ($)(4)
Philip Brace	09/29/2023	–	–	–	–	23,577	241,900
	07/30/2024	–	–	–	–	100,000	1,026,000
Steven Gatoff	09/14/2023	7,812	17,188	4.73	9/14/2033
	07/30/2024	–	–	–	–	200,000	2,052,000
Paul McClaskey	12/21/2023	2,500	7,500	2.20	12/21/2033
	7/30/2024	–	–	–	–	30,000	307,800
Ashish Sharma	–	–	–	–	–	–	–

___________________

(1)	Number of shares and exercise prices are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024.
(2)	Unless otherwise indicated, stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(3)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(4)	Calculated based on the closing price per share of our common stock on December 31, 2024 ($10.26).

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2024 (which amounts are prorated for directors who only served for a portion of the year):

	Chair		Member
Board of Directors	$80,000	(1)	$40,000
Audit Committee	$20,000		$10,000
Compensation Committee	$14,000		$6,000
Nominating and Corporate Governance Committee	$10,000		$5,000

__________________________

(1)	For independent directors only. If the Chair is also an employee or officer of the Company they will not receive payment for service as Board Chair beyond their salary (other than the arrangement regarding Mr. Brace’s service as Executive Chairman on an interim basis, described below). Effective June 1, 2023, the Board approved a temporary increase in Mr. Tuder’s compensation through June 30, 2024 to a monthly fee of $35,000 per month (in lieu of any other cash compensation) as compensation for various special projects Mr. Tuder engaged in at the request and direction of the Board. In February 2024, in connection with Mr. Brace’s appointment as Executive Chairman on an interim basis, the Board approved a temporary increase in Mr. Brace’s director compensation to $20,000 per month for so long as he serves in such capacity.

Equity-Based Compensation. The Board approved the following components for equity compensation to be awarded to each non-management director of the Company for fiscal 2024.

•	An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.
•	Thereafter, an annual equity award in the form of RSUs with an economic value of $125,000 that vests in full on the first anniversary of the grant date.

In addition, on July 30, 2024 the Board awarded Mr. Brace 32,397 fully vested RSUs as compensation for his service as Executive Chairman of the Company through such date, and 100,000 RSUs, which were subject to vesting 50% in six months and 50% in 12 months, subject to Mr. Brace’s continued service as Executive Chairman.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the fiscal year ended December 31, 2024 (excluding Mr. Brace, whose compensation is described in the discussion of executive compensation above). In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
James B. Avery(3)	66,000	125,000	–	191,000
Stephanie Bowers(4)	78,750	–	–	78,750
Christopher Harland	57,500	125,000	–	182,500
Christopher Lytle(5)	39,239	–	–	39,239
Jeffrey Tuder	219,667	125,000	–	344,667

_____________________

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2024 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the 2024 Annual Report.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock options and unvested stock awards outstanding as of December 31, 2024.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	7,655	–
Stephanie Bowers	–	–
Christopher Harland	7,655	–
Christopher Lytle	–	–
Jeffrey Tuder	7,655	5,690

(3)	As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Ms. Bowers resigned from the Board effective as of June 30, 2024.
(5)	Mr. Lytle’s service as a director ended at the Company’s annual meeting of stockholders on September 23, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2024, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and 2018 Omnibus Incentive Compensation Plan (the “2018 Incentive Plan”) were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2018 Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2024 regarding the Company’s existing and predecessor plans. Number of shares and exercise prices are presented on a split-adjusted basis, following the Company’s 1-for-10 reverse stock split, effective January 23, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	215,549		$31.86	3,115,040	(2)
Equity compensation plans not approved by security holders	54,302	(3)	$4.96	–

______________________

(1)	Amount is based on the weighted-average exercise price of vested and unvested outstanding stock options. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2018 Incentive Plan. As of December 31, 2024, there were 500,000 shares of our common stock available for issuance under the Purchase Plan (all of which were eligible to be purchased during the offering period in effect on such date) and 2,615,040 shares of our common stock available for issuance under the 2018 Incentive Plan.
(3)	Represents outstanding options under the 2015 Incentive Plan and inducement options were issued as employment inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4). The 2015 Incentive Plan, which includes the same material terms as the 2018 Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

Security Ownership Certain Beneficial Owners and Management

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2025 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 15,007,437 shares of common stock outstanding as of March 31, 2025. The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

Directors and Named Executive Officers

	Shares Owned	Right to Acquire	Total Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	(#)	(#)(1)	(#)	Percentage
Ashish Sharma	–	–	–	*
Steven Gatoff	–	10,416	10,416	*
Paul McClaskey	–	3,541	3,541	*
James B. Avery(2)	–	–	–	*
Philip Brace	105,585	28,205	133,790	*
Christopher Harland	37,180	–	37,180	*
Brian Miller(3)	2,088,768	1,120,739	3,209,507	19.9%
Jeffrey Tuder	51,633	5,690	57,323	*
All directors and executive officers as a group (seven persons)	2,187,851	1,140,049	3,327,900	20.6%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2025.
(2)	Does not include securities held by Braslyn, Ltd., Golden Harbor Ltd. or Tavistock Holdings, Inc., in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Holdings, Inc.
(3)	Includes securities held by North Sound Management, Inc. and North Sound Trading, LP, which are reported in the table below under Five Percent Holders.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except for modifications that are disclosed below and except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2025.

			Total Shares of
			Common Stock
			Beneficially
	Shares Owned	Right to Acquire	Owned
Name and Address of Beneficial Owner	(#)	(#)	(#)	Percentage
Entities affiliated with Golden Harbor Ltd.(1)	2,109,649	954,602	3,064,251	19.3%
Cay House
EP Taylor Drive N7776
Lyford Cay
New Providence C5
Entities affiliated with North Sound Management, Inc.(2)	2,088,768	1,120,739	3,209,507	19.9%
c/o Edward E. Murphy
115 East Putnam Avenue
Greenwich, CT 06830

(1)	Based on a Schedule 13D/A filed by Golden Harbor Ltd. and Joe Lewis with the SEC on November 12, 2024 and information provided by the holder. Represents shares beneficially owned by Golden Harbor Ltd., Tavistock Holdings, Inc., South Ocean Funding, LLC and/or Braslyn Ltd., each of which is controlled by Mr. Lewis. Total shares of common stock beneficially owned includes 465,385 shares issuable upon the exercise of Loan Warrants (as defined in Item 13 below), 453,528 shares issuable upon the exercise of Exchange Warrants (as defined in Item 13 below) and 35,689 shares issuable pursuant to vested restricted stock units.
(2)	Based on a Schedule 13D filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on November 14, 2024 and information provided by the holder. Represents shares beneficially owned by North Sound Management, Inc., North Sound Trading, LP, and Mr. Miller. Total shares of common stock beneficially owned includes 56,410 shares issuable upon the exercise of Loan Warrants, 1,089,835 shares issuable upon the exercise of Exchange Warrants, subject to exercise limitation provisions in the Exchange Warrants and Loan Warrants. North Sound Trading, LP (“NS Trading”) was formed in order to engage in the acquiring, holding and disposing of investments in various companies. North Sound Management, Inc. ("NS Manager") was formed to act as the general partner of NS Trading, to make investments through NS Trading and to fulfill such other purposes as may be determined by NS Manager and Mr. Brian Miller from time to time. Mr. Miller is the sole shareholder of NS Manager. Accordingly, NS Manager and Mr. Miller each may be deemed to be a beneficial owner of the common stock and warrants held by NS Trading.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

Pursuant to the Audit Committee charter, the Audit Committee is responsible for review and oversight of transactions with a related person (as defined in SEC regulations). In considering related person transactions, the Audit Committee takes into account the relevant available facts and circumstances, including:

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

Transactions with Related Persons

Short-Term Loan Agreement and Exchange Transactions

On June 28, 2024, the Company entered into a Loan and Security Agreement (the “Short-Term Loan Agreement”) with (i) South Ocean Funding, LLC (“South Ocean”), which is an affiliate of Golden Harbor Ltd. (“Golden Harbor”) and Tavistock Financial, LLC, and (ii) certain participant lenders (the “Participating Lenders”). The Short-Term Loan Agreement established a senior secured $19.5 million loan facility (the “Term Loan”) under which the Company borrowed the $19.5 million on June 28, 2024 to partially fund the Company’s repurchase of $45.9 million in face value of the Company’s 3.25% convertible notes due May 2025 (the “2025 Convertible Notes”) at a discount of 30% to face value.

The Term Loan matured on September 30, 2024, and provided that the Company may request an extension of the maturity date of up to six months, to March 31, 2025, which South Ocean and each Participating Lender may grant or deny with respect to each of their respective portions of the Loan. The remaining outstanding balance of the Term Loan was paid off in November 2024 upon the closing of the Company’s sale of its telematics business (the “Disposition”). Borrowings under the Term Loan accrued interest at 12.0% per annum. Upon the repayment of the Term Loan, the Company paid an exit fee equal to 4.0% of the aggregate principal amount repaid.

As part of the Loan Agreement, the Participating Lenders contributed an aggregate of $3.0 million of participation interests in the Loan Agreement (the “Participation Interests”). The Participating Lenders consist of Philip Brace, who served as the Company’s Executive Chairman when the Short-Term Loan Agreement was entered into, who acquired a $1.0 million Participation Interest, and North Sound Ventures, LP, which acquired a $2.0 million Participation Interest in the $19.5 million Loan. The remaining balance of the Term Loan was paid in full in November 2024, upon the consummation of the Disposition.

In connection with entering into the Short-Term Loan Agreement, the Company paid an arrangement and administration fee of $150,000 to South Ocean.

In connection with the Loan Agreement, the Company issued to South Ocean and the Participating Lenders warrants (the “Loan Warrants”) to purchase an aggregate of 550,000 shares of our common stock. The Loan Warrants have an exercise price of $12.12 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The Loan Warrants will expire four years from the date of issuance, are exercisable on a cash basis, and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the Loan Warrants.

Also on June 28, 2024, the Company entered into separate binding Exchange Term Sheets with respect to privately-negotiated exchanges of $80 million face value of the 2025 Convertible Notes held by North Sound Partners and Golden Harbor Ltd., for a combination of long-term debt and equity (the “Exchange Transactions”). Pursuant to each respective Exchange Term Sheet, each of the noteholders agreed to exchange the 2025 Convertible Notes that they held at a discounted price of $700 per $1,000 face value, for an aggregate of (i) approximately 2.4 million shares of our common stock, (ii) $31.8 million in principal amount of new senior secured notes due in 2029 (“New Senior Secured Notes”), and (iii) warrants (the “Exchange Warrants”) to purchase an aggregate of approximately 1.5 million shares of our common stock at an exercise price of $12.12 per share. On November 6, 2024, the transactions consummated by the Exchange Term Sheets were consummated and the Company issued (i) to North Sound Partners 1,676,669 shares of common stock, Exchange Warrants exercisable to purchase 1,089,835 shares and approximately $21.8 million in aggregate principal amount of New Senior Secured Notes and (ii) to Golden Harbor Ltd. 697,736 shares of Common Stock, Exchange Warrants exercisable to purchase 435,528 shares and $10.0 million in aggregate principal amount of New Senior Secured Notes.

The New Senior Secured Notes bear interest at 9.0% per annum, payable paid in cash, in arrears, and on a semi-annual basis, and have a maturity date of May 1, 2029. The documentation of the New Senior Secured Notes includes a Base Indenture (the “Base Indenture”) and Supplemental Indenture (the “Supplemental Indenture” and, collectively with the Base Indenture, the “New Senior Secured Notes Indenture”) entered into by the Company and certain of its subsidiaries, as guarantors (the “Guarantors”) and a Pledge and Security Agreement (the “Security Agreement”), pursuant to which the New Senior Secured Notes are secured by a first priority lien on substantially all of Company’s assets. Pursuant to the terms of the New Senior Secured Notes Indenture, the Company may redeem all or part of the New Senior Secured Notes at any time prior to May 1, 2029 at a redemption price equal to 100% of the principal amount of the New Senior Secured Notes to be redeemed plus the present value at such redemption of the sum of all required interest payments from such redemption date through May 1, 2029, plus accrued and unpaid interest on such New Senior Secured Note to, but excluding, the redemption date. If the Company experiences a fundamental change (as defined in the New Senior Secured Notes Indenture), the holders of the New Senior Secured Notes will have the right to require the Company to repurchase the New Senior Secured Notes at a purchase price equal to the greater of (i) the amount that would be paid to redeem the New Senior Secured Notes as if the date of the repurchase was the redemption date and (ii) 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of such repurchase. The New Senior Secured Notes Indenture contains covenants customary for such senior secured debt, which put certain restrictions on the Company or the Guarantors’ ability to incur liens, sell or transfer assets, incur other indebtedness, pay dividends, make investments, enter into transactions with affiliates, make other distributions or payments on account of any redemption, retirement or purchase of any capital stock or pay certain other indebtedness. The New Senior Secured Notes Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the New Senior Secured Notes Indenture.

In connection with the Exchange Transactions, on November 6, 2024, the Company entered into a customary registration rights agreement with certain holders of the 2025 Convertible Notes, including Golden Harbor and North Sound Trading, LP ( (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission, within six months following the closing date of the Exchange Transactions, in order to effect a registration for the resale by such holders of the shares of common stock issued pursuant to the Exchange Transactions and any shares of Common Stock issuable upon exercise of the Exchange Warrants. The Registration Rights Agreement also provides such holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

As of the date hereof, affiliates of each of Golden Harbor Ltd. and North Sound Partners may be deemed to beneficially own more than 5% of the Company’s outstanding common stock. James B. Avery, a member of the Company’s Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of Golden Harbor Ltd. Brian Miller, another member of the Company’s Board of Directors, is the sole shareholder of NS Manager and, as such, may be deemed to be a beneficial owner of the securities held by North Sound Partners.

On July 1, 2024, the Company entered into a binding term sheet with an individual retirement account held by Christopher Lytle’s mother (the “Chris Lytle IRA”) to exchange $375,000 in face amount of 2025 Convertible Notes at a discounted price of $700 per $1,000 face value, for a combination of shares and warrants. On October 24, 2024, the Company entered into a Repurchase Agreement with the Chris Lytle IRA, reflecting the terms of the binding term sheet, pursuant to which the Company agreed to issue the Chris Lytle IRA 30,586 shares of Common Stock and Exchange Warrants exercisable to purchase up to 20,646 shares of Common Stock. Christopher Lytle was a member of the Board until September 2024.

Interest Payments on 2025 Convertible Notes

In 2024, the Company made interest payments to Golden Harbor Ltd., North Sound Trading, L.P., and the Chris Lytle IRA in the amounts of $805,859, $1,830,252, and $12,052 respectively, pursuant to the 2025 Convertible Notes. In 2023, the Company made interest payments to Golden Harbor Ltd., North Sound Trading, L.P., and the Chris Lytle IRA in the amounts of $794,820, $1,805,180, and $12,188 respectively, pursuant to the 2025 Convertible Notes.

Participation Interests in Siena Loan Agreement

On May 2, 2023, (1) South Ocean Funding, LLC and North Sound Ventures, LP (the “Participants”) collectively purchased a $4.0 million last-out subordinated participation interest (the “Participation Interest”) in the Company’s Loan and Security Agreement (the “Credit Agreement”) with Siena Lending, LLC (“Siena”) pursuant to a Participation Agreement between the Participants and Siena (the “Participation Agreement”). In connection with the purchase of the Participation Interest, the Company agreed to pay the Participants an exit fee upon the earlier of (a) the scheduled maturity date of the Credit Agreement, (b) the termination of Siena’s commitment to make revolving loans prior to the scheduled maturity date of the Credit Agreement, and (c) the early redemption of the Participants’ Participation Interest under the Participation Agreement (the earliest to occur of the foregoing, the “Exit Event”). The aggregate exit fee payable to the Participants is equal to (i) 7.5% of the Participation Interest, if the Exit Event occurs on or before December 31, 2023, (ii) 10.0% of the Participation interest, if the Exit Event occurs between January 1, 2024 and June 30, 2024 and (iii) 12.5% of the Participation Interest, if the Exit Events occurs after June 30, 2024.

On April 19, 2024, in connection with the termination of the Credit Agreement, the Company was required to pay exit fees of $300,000 to South Ocean Funding, LLC and $100,000 to North Sound Ventures, LP as a result of the early redemption of the Participation Interest.

South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of the date hereof, affiliates of each of Golden Harbor, Ltd. and North Sound Management, Inc. hold in excess of 5% of the Company’s outstanding Common Stock. James Avery, a member of our Board of Directors, currently serves as Senior Managing Director of Tavistock Group, an affiliate of South Ocean Funding, LLC. Brian Miller, another member of the Company’s Board of Directors, is the sole shareholder of NS Manager and, as such, may be deemed to be a beneficial owner of the securities held by North Sound Partners.

Parents of the Company

The Company has no parents except to the extent that either of the Investors may be deemed a parent by virtue of their ownership of the Company’s outstanding shares of Common Stock, and their Board nomination and appointment rights under the Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that James Avery, Christopher Harland, Brian Miller and Jeffrey Tuder are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Sarvikas is not “independent” under the NASDAQ listing requirements because he is serving as our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

Marcum LLP served as our independent registered public accounting firm for 2023 and 2024. The following table sets forth fees for services rendered by Marcum LLP for 2023 and 2024.

	2024	2023
Audit Fees(1)	860,050	$679,800
Audit-Related Fees(2)	–	86,520
Tax Fees	–	–
All Other Fees	–	–
Total	860,050	$766,320

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2024 and 2023 were pre-approved by the Audit Committee.

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

(a)(3) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

		Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	8-K	3.2	11/9/2016
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
4.1	Form of Inseego Corp. Common Stock Certificate.	8-K	4.1	11/9/2016
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act..	10-K	4.2	3/1/2021
4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.1	5/12/2020
4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.2	5/12/2020
4.5	Form of 3.25% convertible senior note due 2025.	10-Q	10.5	8/10/2020
4.6	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement.	8-K	4.3	8/7/2018
4.7	Indenture, dated as of November 6, 2024, by and among Inseego Corp. and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.1	11/12/2014
4.8	Supplemental Indenture, dated as of November 6, 2024, by and among Inseego Corp., as issuer, the guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.2	11/12/2014
4.8(b)	Form of 9.0% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.8).
10.1*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan, as amended on July 30, 2024.	10-Q	10.1	11/13/2024
10.2*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan, as amended on July 30, 2024.	10-Q	10.2	11/13/2024
10.3*	Form of Indemnification Agreement.	8-K	10.3	8/21/2017
10.4	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto.	8-K	4.1	8/7/2018
10.5*	Offer Letter dated September 12, 2023 between Inseego Corp. and Steven Gatoff.	10-Q	10.1	11/3/2023

10.6	Form of Common Stock Purchase Warrant.	8-K	10.3	7/1/2024
10.7	Share Purchase Agreement dated September 16, 2024.	8-K	2.1	9/16/2024
10.8	License Agreement dated September 16, 2024.	8-K	10.1	9/16/2024
10.9	Transitional Services Agreement dated September 16, 2024.	8-K	10.2	9/16/2024
10.10	Form of Exchange Agreement dated November 6, 2024	8-K	10.1	11/12/2024
10.11	Security and Pledge Agreement dated November 6, 2024	8-K	10.2	11/12/2024
10.12	Form of Common Stock Purchase Warrant	8-K	10.3	11/12/2024
10.13	Registration Rights Agreement dated November 6, 2024	8-K	10.4	11/12/2024
19	Insider Trading Policy	10-K	19	2/20/2025
21	Subsidiaries of Inseego Corp.	10-K	21	2/20/2025
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP).	10-K	23.1	2/20/2025
31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	2/20/2025
31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	2/20/2025
31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	2/20/2025
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	2/20/2025
97.1	Inseego Corp. Executive Officer Clawback Policy.	8-K	10.1	10/30/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2025	INSEEGO CORP.

	By	/s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

