Form 10-Q
period 2025-03-31
INSEEGO CORP.
filed 2025-05-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2025, was 15,007,562.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,149	$39,596
Accounts receivable, net of allowance for expected credit losses of $144 and $123, respectively	12,091	13,803
Inventories	15,113	13,575
Prepaid expenses and other	3,808	5,926
Total current assets	66,161	72,900
Property, plant and equipment, net of accumulated depreciation of $29,119 and $28,897, respectively	922	1,102
Intangible assets, net of accumulated amortization of $35,180 and $33,558, respectively	18,864	18,747
Goodwill	3,949	3,949
Operating lease right-of-use assets	2,592	2,855
Other assets	508	446
Total assets	$92,996	$99,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,059	$18,433
Accrued expenses and other current liabilities	26,066	30,133
2025 Convertible Notes, net	14,938	14,905
Total current liabilities	59,063	63,471
Long-term liabilities:
Operating lease liabilities	2,262	2,627
Deferred tax liabilities, net	177	174
2029 Senior Secured Notes, net	41,775	41,830
Other long-term liabilities	2,714	4,755
Total liabilities	105,991	112,857
Commitments and contingencies (Note 10.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of both March 31, 2025 and December 31, 2024 (aggregate liquidation preference of $39,256 as of March 31, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 15,007,437 and 14,990,712 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	894,825	892,534
Accumulated other comprehensive loss	224	218
Accumulated deficit	(908,059)	(905,625)
Total stockholders’ deficit	(12,995)	(12,858)
Total liabilities and stockholders’ deficit	$92,996	$99,999
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Mobile solutions	$17,790	$15,270
Fixed wireless access solutions	1,903	14,182
Product	19,693	29,452
Services and other	11,980	8,053
Total revenues	31,673	37,505
Cost of revenues:
Product	15,396	22,713
Services and other	1,294	1,548
Total cost of revenues	16,690	24,261
Gross profit	14,983	13,244
Operating costs and expenses:
Research and development	4,535	4,683
Sales and marketing	3,934	3,839
General and administrative	4,490	3,955
Depreciation and amortization	2,064	3,292
Impairment of capitalized software	384	420
Total operating costs and expenses	15,407	16,189
Operating income (loss)	(424)	(2,945)
Other (expense) income:
Interest expense	(1,026)	(2,179)
Other income (expense), net	303	(375)
Income (Loss) before income taxes	(1,147)	(5,499)
Income tax provision	23	17
Income (Loss) from continuing operations	(1,170)	(5,516)
Income (Loss) from discontinued operations (net of income tax provision of $400 and $220, respectively)	(400)	1,061
Net income (loss)	(1,570)	(4,455)
Preferred stock dividends	(864)	(790)
Net income (loss) attributable to common stockholders	$(2,434)	$(5,245)
Per share data:
Net earnings (loss) per share
Basic and diluted
Continuing operations	$(0.14)	$(0.53)
Discontinued operations	(0.03)	0.09
Basic and diluted earnings per share*	$(0.16)	$(0.44)
Weighted-average shares used in computation of net earnings (loss) per share
Basic and diluted	15,002,003	11,879,719

Other comprehensive income:
Foreign currency translation adjustment	6	262
Comprehensive loss	$(1,564)	$(4,193)
*rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net income (loss)	—	—	—	—	—	(4,455)	—	(4,455)
Foreign currency translation adjustment	—	—	—	—	—	—	262	262
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	4	—	(8)	—	—	(8)
Share-based compensation	—	—	—	—	717	—	—	717
Preferred stock dividends	—	—	—	—	790	(790)	—	—
Balance, March 31, 2024	25	$—	11,883	$12	$811,637	$(912,173)	$(5,065)	$(105,589)

Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	(1,570)	—	(1,570)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	16	—	(174)	—	—	(174)
Share-based compensation	—	—	—	—	1,601	—	—	1,601
Preferred stock dividends	—	—	—	—	864	(864)	—	—
Balance, March 31, 2025	25	$—	15,007	$15	$894,825	$(908,059)	$224	$(12,995)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,570)	$(4,455)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
(Income) Loss from discontinued operations, net of tax	400	(1,061)
Depreciation and amortization	2,098	3,338
Provision for expected credit losses	14	(41)
Impairment of capitalized software	384	420
Provision for excess and obsolete inventory	680	128
Share-based compensation expense	1,601	688
Amortization of debt discount and debt issuance costs	(22)	489
Deferred income taxes	3	3
Non-cash operating lease expense	263	252
Changes in assets and liabilities:
Accounts receivable	1,698	238
Inventories	(2,218)	1,880
Prepaid expenses and other assets	1,346	(460)
Accounts payable	(850)	(734)
Accrued expenses and other liabilities	(6,972)	3,563
Operating lease liabilities	(322)	(306)
Operating cash flows from continuing operations	(3,467)	3,942
Operating cash flows from discontinued operations	—	1,298
Net cash used in (provided by) operating activities	(3,467)	5,240
Cash flows from investing activities:
Purchases of property, plant and equipment	(32)	—
Additions to capitalized software development costs and purchases of intangible assets	(1,693)	(577)
Investing cash flows from continuing operations	(1,725)	(577)
Investing cash flows from discontinued operations	710	—
Net cash used in investing activities	(1,015)	(577)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	583
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	42	—
Financing cash flows from continuing operations	42	583
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	42	583
Effect of exchange rates on cash	(7)	226
Net decrease (increase) in cash and cash equivalents	(4,447)	5,472
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$35,149	$7,881

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7	$147
Income taxes	$57	$44

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$918	$104

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared by Inseego Corp. (the “Company”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on the Company’s Financial Statements. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
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
In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that the Telematics Business met the held-for sale and discontinued operations accounting criteria at the end of the third quarter of 2024. Accordingly, within these consolidated financial statements, the assets and liabilities associated with the Telematics Business disposal group prior to its sale have been classified as held for sale within the Consolidated Balance Sheets and its operations and cash flows have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.
Refer to Note 2 – Discontinued Operations and Held for Sale for additional information regarding the Telematics Business, including the assets and liabilities divested and income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Condensed Consolidated Financial Statements relate solely to the Company's continuing operations.
Held for Sale and Discontinued Operations
The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.
Assets and liabilities held for sale are presented separately within the Condensed Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
recoverability is reassessed and any necessary adjustments are made to its carrying value. No impairment upon classification as held for sale was recorded during the year ended December 31, 2024.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income for the current and prior periods commencing in the period in which the held for sale criteria are met. Income from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.
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
Segment Information
The Company has one reportable segment. The Company’s Executive Chairman, who was the Company’s Chief Operating Decision Maker (“CODM”) as of December 31, 2024, left the Company in February 2025, at which point, the Company’s CODM became its Chief Executive Officer (“CEO”). Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. See Note 9 – Segment, Geographic, and Concentrations of Risk Information for more information.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Discontinued Operations and Held for Sale
As noted in Note 1 – Nature of Business and Significant Accounting Policies, on September 16, 2024, the Company entered into the Purchase Agreement to sell its Telematics Business. On November 27, 2024, the Company completed the sale of its Telematics Business.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Telematics Business. The following table summarizes Income from discontinued operations, net of tax included in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Services and other revenues	$—	$7,504
Services and other cost of revenues	—	3,356
Gross profit from discontinued operations	—	4,148
Operating costs and expenses:
Research and development	—	361
Sales and marketing	—	1,155
General and administrative	—	1,028
Depreciation and amortization	—	343
Total operating costs and expenses	—	2,887
Operating income from discontinued operations	—	1,261
Other (expense) income:
Interest income, net	—	5
Other income (expense), net	—	15
Income from discontinued operations before income taxes	—	1,281
Income tax provision	400	220
Income (loss) from discontinued operations, net of tax	$(400)	$1,061
Income taxes related to discontinued operations in the three months ended March 31, 2025 relate to the deregistration process for the Company’s remaining subsidiaries in South Africa, which do not have operations. As the sale of the Telematics Business was completed on November 27, 2024, there were no assets or liabilities held for sale as of either March 31, 2025 or December 31, 2024.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$15,113	$13,531
Raw materials and components	—	44
Total inventories	$15,113	$13,575
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Rebate receivables	$1,201	$3,495
Software licenses	1,325	1,034
Other	1,282	1,397
Total prepaid expenses and other	$3,808	$5,926
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Royalties	$460	$954
Payroll and related expenses	4,401	7,997
Accrued interest	1,968	926
Deferred revenue	9,438	9,245
Operating lease liabilities	1,389	1,346
Accrued contract manufacturing liabilities	4,841	4,772
Other	3,569	4,893
Total accrued expenses and other current liabilities	$26,066	$30,133
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term deferred revenue	$2,567	$4,608
Other	147	147
Total other long-term liabilities	$2,714	$4,755
As of March 31, 2025, of the $2.6 million long-term deferred revenue balance, $2.5 million relates to performance obligations expected to be satisfied between one and two years, and $0.1 million relates to performance obligations expected to be satisfied between two and three years from March 31, 2025.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	33,406	33,406	—	—
Total cash equivalents	33,406	33,406	—	—
No transfers between levels occurred during the three months ended March 31, 2025 or March 31, 2024.
The Company also has an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 5 – Debt) that is measured at fair value on a recurring basis. The fair value of that liability was zero as of both March 31, 2025 and December 31, 2024. The interest make-whole payment derivative liability is a Level 3 instrument and was valued using a Monte Carlo model.
During the three months ended March 31, 2025 and 2024, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There was also no change in the fair value of the interest make-whole liability for the three months ended March 31, 2025 or March 31, 2024.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2029 Senior Secured Notes (as defined in Note 5 – Debt) and 2025 Convertible Notes. The 2029 Senior Secured Notes and 2025 Convertible Notes are carried at amortized cost, with the 2025 Convertible notes being adjusted for changes in fair value of the embedded interest make-whole payment derivative.
Note 5. Debt
2029 Senior Secured Notes
On November 6, 2024, the Company issued to multiple noteholders approximately $40.9 million in principal amount of new senior secured notes due in 2029 (the “2029 Senior Secured Notes”). The 2029 Senior Secured Notes bear interest at 9.0% per annum, to be paid in cash, in arrears, on a semi-annual basis, and have a maturity date of May 1, 2029. The Company may, subject to certain provisions, issue additional principal amounts of the 2029 Senior Secured Notes with the same terms as the notes issued on November 6, 2024, with the exception of the first date on which interest expense begins to accrue.
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
As of March 31, 2025, $40.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal gross amount	$40,879	$40,879
Add: unamortized debt premium	1,527	1,621
Less: unamortized issuance costs	(631)	(670)
Net carrying amount	$41,775	$41,830

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2025 Convertible Notes
In 2020, the Company completed both a registered public offering and a privately negotiated exchange agreement that resulted in the issuance of 3.25% convertible senior notes due in 2025 (the “2025 Convertible Notes”).
The 2025 Convertible Notes matured on May 1, 2025. The 2025 Convertible Notes were senior unsecured obligations of the Company and bore interest at an annual rate of 3.25%, which was payable semi-annually in arrears on May 1 and November 1 of each year.
Repurchases and Exchanges of 2025 Convertible Note
Throughout the year ended December 31, 2024, the Company entered into a series of repurchase and exchange agreements with various holders of the Company’s 2025 Convertible Notes, some of whom were considered related parties of the Company. In summary, as a result of these repurchase and exchange agreements, the Company exchanged $146.9 million of outstanding principal of the 2025 Convertible Notes in exchange for $33.8 million of cash, $40.9 million of principal of the 2029 Senior Secured Notes, 2.9 million shares of the Company’s common stock, and warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock.
As of both March 31, 2025 and December 31, 2024, $14.9 million of principal amount of the 2025 Convertible Notes was outstanding, none of which was held by related parties.
The 2025 Convertible Notes consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal	$14,949	$14,949
Add: fair value of embedded derivative	—	$—
Less: unamortized debt discount	(6)	$(25)
Less: unamortized issuance costs	(5)	$(19)
Net carrying amount	$14,938	$14,905
The 2025 Convertible Notes reached maturity and were repaid in full, including all accrued interest, on May 1, 2025.
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
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024
2029 Senior Secured Notes
Contractual interest expense	$920	$—
Amortization of debt issuance costs	38	—
Amortization of debt discount/premium	(93)	—
Total interest expense	$865	$—
Related party interest expense	$672	$—

2025 Convertible Notes
Contractual interest expense	$121	$1,315
Amortization of debt issuance costs	15	165
Amortization of debt discount/premium	18	207
Total interest expense	$154	$1,687
Related party interest expense	$—	$209

Credit Facility
Contractual interest expense	$—	$222
Accretion of exit fee	—	75
Amortization of debt issuance costs	—	117
Total interest expense	$—	$414

Other interest expense	$7	$78
Consolidated interest expense	$1,026	$2,179
The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes and 2025 Convertible Notes for the three months ended March 31, 2025 was 8.5% and 4.1%, respectively. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2025 Convertible Notes and Credit Facility for the three months ended March 31, 2024 was 4.2% and 29.7%, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Share-based Compensation
During the three months ended March 31, 2025 and 2024, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 2,681,632 remain available for future grants as of March 31, 2025.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$52	$25
Research and development	268	160
Sales and marketing	146	164
General and administrative	1,135	339
Income from discontinued operations, net of tax	—	29
Total	$1,601	$717
Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for stock options granted. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options, which generally only include time-based vesting requirements. Stock options generally have a term of ten years and vest over a three to four-year period.
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

Outstanding — December 31, 2024	269,851
Granted	893,000
Exercised	(4,636)
Canceled	(36,732)
Outstanding — March 31, 2025	1,121,483
Exercisable — March 31, 2025	134,598
During the three months ended March 31, 2025, the Company granted stock options to the CEO in connection with his hiring on January 6, 2025. These stock options contain a requirement that in order to be exercisable, the Company’s closing stock price must exceed the exercise price of the awards for 20 of the 30 trading-days immediately prior to the requested exercise date. The Company granted a total of 850,000 of these options to the CEO at a weighted average exercise price of $18.46. The total grant-date fair value of the options was $6.7 million and will be expensed over the four-year vesting term of the awards.
These options granted to the Company’s CEO were valued using a Monte Carlo simulation model. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the awards:

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	10
Risk-free interest rate	4.57%
Volatility	84.00%
Expected dividend yield	—%
At March 31, 2025, total unrecognized compensation expense related to stock options was $5.4 million, which is expected to be recognized over a weighted-average period of 3.68 years.
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
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

Non-vested — December 31, 2024	1,111,841
Granted	338,776
Vested	(51,534)
Forfeited	(81,277)
Non-vested — March 31, 2025	1,317,806
During the three months ended March 31, 2025, the Company granted RSUs to the CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based CEO RSUs”) with a total grant-date fair value of $1.4 million that vest over four years. The Company also granted the CEO RSUs that contain a market-based vesting condition in addition to a time-based vesting requirement (“Market-based CEO RSUs”). The Company granted 167,910 of these Market-based CEO RSUs with a total grant-date fair value of $3.2 million that will be expensed over the three-year vesting term of the awards. The actual number of shares to be issued upon completion of the time-based vesting requirement of the Market-based CEO RSUs is dependent upon the Company’s share price performance relative to the total shareholder return of Russell Microcap Index (“rTSR”) over the vesting period, ranging from 0% to 200% of the number of market-based RSUs granted. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the Market-based CEO RSUs:

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	3
Risk-free interest rate	4.25%
Volatility	105.63%
Expected dividend yield	—%
Correlation coefficient	0.3741
At March 31, 2025, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $9.2 million, which is expected to be recognized over a weighted-average period of 3.23 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
using the treasury stock method. Potentially dilutive securities (consisting primarily of the 2025 Convertible Notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their effect would be anti-dilutive.
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount**
For the three months ended March 31, 2025
Basic and Diluted EPS
Income (loss) from continuing operations	$(1,170)
Less: preferred stock dividends	(864)
Income (loss) from continuing operations attributable to common stockholders	(2,034)	15,002	$(0.14)
Income from discontinued operations, net of tax	(400)	15,002	$(0.03)
Income (loss) attributable to common stockholders	$(2,434)	15,002	$(0.16)

For the three months ended March 31, 2024
Basic and Diluted EPS
Income (loss) from continuing operations	$(5,516)
Less: preferred stock dividends	(790)
Income (loss) from continuing operations attributable to common stockholders	(6,306)	11,880	$(0.53)
Income from discontinued operations, net of tax	1,061	11,880	$0.09
Income (loss) attributable to common stockholders	$(5,245)	11,880	$(0.44)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1.
(**) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive as of March 31, 2025 and 2024 (in thousands):

	As of March 31,
	2025	2024
2025 Convertible Notes	119	1,338
Common stock warrants	3,018	—
Non-qualified stock options	1,121	448
Restricted stock units	1,318	186
Employee stock purchase plan	29	26
Total	5,605	1,998

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Stockholders' Equity (Deficit)
Warrants
In connection with various debt restructuring agreements entered into during the year ended December 31, 2024, the Company issued warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock, including the warrants noted in Note 5 – Debt. The warrants expire four years from their date of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants issued during the year ended December 31, 2024 are the only outstanding warrants as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, none of the warrants have been exercised.
The number and exercise price of the warrants issued and outstanding as of March 31, 2025 are as follows:

Issuance Date	Number of Shares to Purchase with Warrants	Exercise price
June 28, 2024	550,000	$12.12
July 18, 2024	236,074	$13.37
August 2, 2024	88,534	$11.03
October 24, 2024	20,646	$12.34
November 6, 2024	180,000	$11.27
November 6, 2024	1,543,363	$12.12
November 6, 2024	29,687	$12.34
November 6, 2024	370,000	$15.77
Total	3,018,304
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of March 31, 2025 and December 31, 2024, the Company had 25,000 shares of Series E preferred stock issued and outstanding. Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $14.3 million and $13.4 million of dividends accrued, approximating $570.26 and $535.71 per preferred share, as of March 31, 2025 and December 31, 2024, respectively.
Note 9. Segment, Geographic, and Concentrations of Risk Information
Segment Information
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of March 31, 2025, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
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
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$31,673	$37,505
Less:
Adjusted cost of revenues (1)	16,638	24,236
Adjusted research and development (2)	4,267	4,523
Adjusted sales and marketing (2)	3,788	3,674
Adjusted general and administrative (3)	3,355	3,618
Adjusted depreciation and amortization (4)	1,748	2,962
Capitalizable software development expenditures	2,376	583
Capitalized software development expenditures	(2,376)	(583)
Share-based compensation	1,601	687
Amortization of purchased intangible assets related to business combinations	316	330
Impairment of capitalized software	384	420
Interest expense	1,026	2,179
Other (income) expense, net	(303)	375
Income tax provision	23	17
Segment net income (loss)	$(1,170)	$(5,516)
Reconciliation of profit or loss
Income from discontinued operations, net of tax	(400)	1,061
Consolidated net income (loss)	$(1,570)	$(4,455)
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2025	2024
United States and Canada	$31,620	$35,476
Europe (including United Kingdom)	$—	$701
Australia	$53	$1,328
Total	$31,673	$37,505
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Credit Risk
Customer Concentrations
For the three months ended March 31, 2025, two customers accounted for 54.6% and 35.1% of revenues, respectively. For the three months ended March 31, 2024, two customers accounted for 47.2% and 21.9% of revenues, respectively.
As of March 31, 2025, two customers accounted for 45.6% and 31.4% of accounts receivable, net, respectively. As of December 31, 2024, three customers accounted for 33.6%, 22.8%, and 18.8% of accounts receivable, net, respectively.
Concentrations in the Available Sources of Supply of Materials and Product

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our services use hardware and software from various third parties, some of which are procured from sole-source suppliers. For example, our MiFi mobile hotspots and fixed wireless access devices rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. In addition, many of our suppliers are located outside of the United States and therefore can be impacted by additional government regulations, such as import tariffs.
Note 10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of March 31, 2025, future payments under these noncancellable purchase obligations were approximately $44.1 million.
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
•the impact of potential tariffs or other trade restrictions;
•the continuing impact of uncertain global economic conditions on the demand for our products; and
•the impact of geopolitical instability on our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, ”Wavemaker”, “Clarity”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024, contained in our Form 10-K.
Business Overview
Inseego is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These devices are specifically built for the carrier, enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. We also provide a wireless subscriber management SaaS solution for carriers’ management of their government and complex enterprise customer subscriptions.
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
The results of operations and cash flows related to the divested Telematics Business have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented within the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. All discussion below relates to the Company’s continuing operations only, which excludes any results related to the divested Telematics Business, unless noted otherwise.
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
Business Segment Reporting
The Company has one reportable segment. The Company’s Chief Executive Officer (“CEO”), who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based solely on the Company’s consolidated operations and financial results. As such, our operations constitute a single operating segment and one reportable segment.
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
Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues. Revenues for the three months ended March 31, 2025 were $31.7 million, compared to $37.5 million for the same period in 2024.
The following table summarizes revenues by our two categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2025	2024	$	%
Mobile solutions	$17,790	$15,270	$2,520	16.5%
Fixed wireless access solutions	1,903	14,182	(12,279)	(86.6)
Product	19,693	29,452	(9,759)	(33.1)
Services and other	11,980	8,053	3,927	48.8
Total revenues	$31,673	$37,505	$(5,832)	(15.5)
Mobile solutions. The $2.5 million increase in mobile solutions revenues is primarily due to increased sales of our higher margin premium 5G MiFi at multiple carriers, including a promotional offer at one of our carrier partners.
Fixed wireless access solutions. The $12.3 million decrease in fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners as we transition to our next generation of fixed wireless access products and decreased sales in our channel program.
Services and other The $3.9 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the three months ended March 31, 2025 was $16.7 million, or 52.7% of revenues, compared to $24.3 million, or 64.7% of revenues, for the same period in 2024.

The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended March 31,		Change
Product Category	2025	2024	$	%
Product	$15,396	$22,713	$(7,317)	(32.2)%
Services and other	1,294	1,548	(254)	(16.4)
Total cost of revenues	$16,690	$24,261	$(7,571)	(31.2)
Product. The $7.3 million decrease in product cost of revenues is primarily due to decreased product revenues.
Services and other. The $0.3 million decrease in services and other cost of revenues is primarily due to decreased non-recurring engineering revenues and the related costs of performing those services, partially offset by increased Inseego Subscribe revenues and related costs.
Gross profit. Gross profit for the three months ended March 31, 2025 was $15.0 million, or a gross margin of 47.3%, compared to $13.2 million, or a gross margin of 35.3%, for the same period in 2024. The increase in gross profit and gross profit margin is primarily due to a larger proportion of higher margin service revenues as a percentage of total revenues and increased margins on the Company’s premium 5G MiFi offerings in the first quarter of 2025 in comparison to the lower margin products offered in the first quarter of the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$4,535	$4,683	$(148)	(3.2)%
Sales and marketing	3,934	3,839	95	2.5
General and administrative	4,490	3,955	535	13.5
Depreciation and amortization	2,064	3,292	(1,228)	(37.3)
Impairment of capitalized software	384	420	(36)	(8.6)
Total	$15,407	$16,189	$(782)	(4.8)
Research and development expenses. Research and development expenses for the three months ended March 31, 2025 were $4.5 million, or 14.3% of revenues, compared to $4.7 million, or 12.5% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the three months ended March 31, 2025, which resulted in a lower percentage of research and development costs being recorded as operating expenses, partially offset by increased prototype builds, testing and certification costs, and outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2025 were $3.9 million, or 12.4% of revenues, compared to $3.8 million, or 10.2% of revenues, for the same period in 2024. The increase in sales and marketing expenses was primarily due to higher trade show related costs, partially offset by decreased sales commissions and outbound freight costs as a result of lower sales.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2025 were $4.5 million, or 14.2% of revenues, compared to $4.0 million, or 10.5% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO that was hired in January 2025.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended March 31, 2025 were $2.1 million, or 6.5% of revenues, compared to $3.3 million, or 8.8% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable until future quarters.
Impairment of capitalized software. For each of the three months ended March 31, 2025 and 2024, we recorded impairments of $0.4 million.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended March 31,		Change
Other (expense) income	2025	2024	$	%
Interest expense	$(1,026)	$(2,179)	$1,153	(52.9)%
Other income (expense), net	303	(375)	678	*
Total	$(723)	$(2,554)	$1,831	(71.7)%
* Percentage not meaningful
Interest expense. The $1.2 million decrease in interest expense for the three months ended March 31, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2025 and 2024 was $0.3 million and $(0.4) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025.
Income (Loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2025 and 2024 was $(0.4) million and $1.1 million, respectively.

Preferred stock dividends. During the three months ended March 31, 2025 and 2024, we recorded dividends of $0.9 million and $0.8 million, respectively, on our Preferred Stock.

Liquidity and Capital Resources
As of March 31, 2025, the Company had available cash and cash equivalents totaling $35.1 million and maintained positive working capital of $7.1 million. The Company had negative cash outflows from operations of $3.5 million for the three months ended March 31, 2025, which was largely due to the payout of the Company’s annual bonuses that was fully accrued for at December 31, 2024.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) had a principal balance of $14.9 million as of March 31, 2025 and matured on May 1, 2025. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $40.9 million as of March 31, 2025 and mature on May 1, 2029.
While the Company’s liquidity and financial results had several positive developments in 2024, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to maintain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. In order to effect the restructuring or refinancing of the Company’s obligations, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments, a failure to retain our key existing customers or a failure to generate revenue from new or existing products. If additional funds are raised by the issuance of equity securities, or in connection with any additional debt restructurings or refinancing, Company’s stockholders could experience significant dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock.
Contractual Obligations and Commitments
As of March 31, 2025, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2025, our future payments under these noncancellable purchase obligations were approximately $44.1 million.
•$14.9 million in outstanding principal amount of 2025 Convertible Notes with required interest payments; the entire principal balance and all accrued interest amounts thereon were due and paid in cash on May 1, 2025; see Part I, Item 1 Note 5 – Debt;
•$40.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part I Item 1, Note 5 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations during the three or three months ended March 31, 2025.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from continuing operations	$(3,467)	$3,942
Operating cash flows from discontinued operations	—	1,298
Net cash used in (provided by) operating activities	(3,467)	5,240

Investing cash flows from continuing operations	(1,725)	(577)
Investing cash flows from discontinued operations	710	—
Net cash used in investing activities	(1,015)	(577)

Financing cash flows from continuing operations	42	583
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	42	583

Effect of exchange rates on cash	(7)	226
Net decrease (increase) in cash and cash equivalents	(4,447)	5,472
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$35,149	$7,881
Operating activities.
Net cash used in operating activities for the three months ended March 31, 2025 is primarily comprised of a $1.2 million net loss from continuing operations during the period and net cash used for working capital of $7.0 million, which was largely due to the payout of the annual bonus that was accrued for at December 31, 2024, partially offset by non-cash charges, including depreciation and amortization of $2.1 million, share-based compensation expense of $1.6 million, and provision for excess and obsolete inventory of $0.7 million.
Net cash provided by operating activities for three months ended March 31, 2024 is comprised of cash flows from continuing operations of $3.9 million and cash flows from discontinued operations of $1.3 million. The cash inflows from continuing operations were primarily related to net cash used for working capital of $4.5 million, partially offset by a net loss from continuing operations of $5.5 million that was offset by non-cash charges, including depreciating and amortization of $3.3 million, share-based compensation expense of $0.7 million, amortization of debt discount and debt issuance costs of $0.5 million, and capitalized software impairments of $0.4 million.
Investing activities.
Net cash used in investing activities during the three months ended March 31, 2025 is comprised of $1.7 million of cash outflows related to the development of software in support of our products and services, partially offset by $0.7 million received during the period related to a working capital adjustment payment from the purchaser of the Company’s Telematics Business that was sold in 2024.
Net cash used in investing activities for the three months ended March 31, 2024 is comprised of $0.6 million of cash outflows related to the development of software in support of our products and services.
Financing activities.
Net cash provided by financing activities during the three months ended March 31, 2025 is comprised of less than $0.1 million of cash received from exercises of stock options.
Net cash provided by financing activities for the three months ended March 31, 2024 is comprised of $0.6 million of cash outflow related to net borrowings of the Credit Facility (as defined in Part I, Item 1 Note 5 – Debt).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes, 2025 Convertible Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2029 Senior Secured Notes and 2025 Convertible Notes as of March 31, 2025 were $40.9 million and $14.9 million, respectively. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of March 31, 2025 and December 31, 2024, we had no variable-rate borrowings related to the 2025 Convertible Notes.
The 2025 Convertible Notes include an embedded derivative which was marked to a fair value of zero at both March 31, 2025 and December 31, 2024. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Convertible Notes and the embedded derivative are included in Part 1 Item 1 Note 4 – Fair Value Measurements and Note 5 – Debt in this Quarterly Report on Form 10-Q.
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
For the three months ended March 31, 2025, sales denominated in foreign currencies were approximately 0.7% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, and Australian Dollar. For the three months ended March 31, 2025, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by less than $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
Other than the amended and additional risk factors set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 19, 2025. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
Tariffs and other trade restrictions may have an adverse impact on our business, operations and financial results.
We source materials from, and manufacture products in, foreign countries, including countries in Asia, and we also sell products in foreign countries. As a result, the price and availability of our products is susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the tariffs imposed on goods from other countries by the current administration of the United States, and any corresponding tariffs or currency devaluations from other countries in response, may negatively impact demand and/or increase the cost for certain of our products. Furthermore, the imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States could result in the adoption of additional or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers, which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. In sum, if the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item  3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
On May 7, 2025, the Company’s Board of Directors approved an amendment to and a restatement of the bylaws of the Company (as so amended and restated, the “Bylaws”), which was effective immediately upon such approval by the Board. Among other things, the Bylaws were amended to (i) add a requirement to the advance notice provisions for stockholder proposals that any Proposing Person (as defined in the Bylaws) represent that it will comply with the Exchange Act, including the universal proxy rules adopted thereunder, (ii) require any director nominee of a stockholder of the Company to agree to be named as a nominee in any proxy statement of the Company, (iii) clarify that the approval standard for stockholder votes on matters other than the election of directors is based on shares present and entitled to vote on the subject matter being voted upon, (iv) expand and clarify the authority of the Board of Directors and chairperson of a meeting of the Company’s stockholders with respect to the conduct of business at any such meeting and (v) revise the provisions regarding the selection of the state and federal courts located in Delaware as the exclusive fora for certain lawsuits to exclude claims as to which the court determines that there is an indispensable party not subject to the jurisdiction of such court and to add that, unless otherwise consented to in writing by the Company, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the Court of Chancery and the federal district court for the District of Delaware will be the exclusive fora for the resolution of any derivative claim arising under the Exchange Act. The Bylaws were also amended to make certain changes to reflect recent changes to the General Corporation Law of the State of Delaware and to avoid any suggestion that the Bylaws provide for different requirements than Delaware law regarding notices of adjourned meetings, access to lists of stockholders entitled to vote at a meeting, and execution of stock certificates.

The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, which are attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.     Exhibits.

Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2*	Amended and Restated Bylaws.
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
10.1**	Offer Letter dated December 6, 2024, between Inseego Corp. and Juho Sarvikas.	8-K	10.1	1/6/2025
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.
**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer