Form 10-Q
period 2025-06-30
INSEEGO CORP.
filed 2025-08-08
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2025, was 15,042,920.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,221	$39,596
Accounts receivable, net of allowance for expected credit losses of $232 and $123, respectively	24,070	13,803
Inventories	15,045	13,575
Prepaid expenses and other	3,847	5,926
Total current assets	56,183	72,900
Property, plant and equipment, net of accumulated depreciation of $29,286 and $28,897, respectively	909	1,102
Intangible assets, net of accumulated amortization of $35,045 and $33,558, respectively	19,243	18,747
Goodwill	3,949	3,949
Operating lease right-of-use assets	2,328	2,855
Other assets	460	446
Total assets	$83,072	$99,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,404	$18,433
Accrued expenses and other current liabilities	23,838	30,133
2025 Convertible Notes, net	—	14,905
Total current liabilities	46,242	63,471
Long-term liabilities:
Operating lease liabilities	1,886	2,627
Deferred tax liabilities, net	180	174
2029 Senior Secured Notes, net	41,721	41,830
Other long-term liabilities	3,539	4,755
Total liabilities	93,568	112,857
Commitments and contingencies (Note 10.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024 (aggregate liquidation preference of $40,140 as of June 30, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 15,042,827 and 14,990,712 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	897,591	892,534
Accumulated other comprehensive loss	333	218
Accumulated deficit	(908,435)	(905,625)
Total stockholders’ deficit	(10,496)	(12,858)
Total liabilities and stockholders’ deficit	$83,072	$99,999
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Mobile solutions	$13,672	$25,879	$31,462	$41,149
Fixed wireless access solutions	14,511	13,317	16,414	27,499
Product	28,183	39,196	47,876	68,648
Services and other	12,040	12,424	24,020	20,477
Total revenues	40,223	51,620	71,896	89,125
Cost of revenues:
Product	22,365	30,507	37,761	53,220
Services and other	1,343	2,304	2,637	3,852
Total cost of revenues	23,708	32,811	40,398	57,072
Gross profit	16,515	18,809	31,498	32,053
Operating costs and expenses:
Research and development	4,820	5,173	9,355	9,856
Sales and marketing	3,951	4,212	7,885	8,051
General and administrative	4,703	3,918	9,193	7,873
Depreciation and amortization	1,761	3,652	3,825	6,944
Impairment of capitalized software	—	—	384	420
Total operating costs and expenses	15,235	16,955	30,642	33,144
Operating income (loss)	1,280	1,854	856	(1,091)
Other (expense) income:
Interest expense	(933)	(1,776)	(1,959)	(3,955)
Loss on extinguishment of revolving credit facility	—	(788)	—	(788)
Gain on debt restructurings, net	—	1,324	—	1,324
Other income (expense), net	182	(417)	485	(792)
Income (Loss) before income taxes	529	197	(618)	(5,302)
Income tax provision	22	118	45	135
Income (Loss) from continuing operations	507	79	(663)	(5,437)
Income (Loss) from discontinued operations (net of income tax provision (benefit) of $—, $188, $400 and $408, respectively)	—	545	(400)	1,606
Net income (loss)	507	624	(1,063)	(3,831)
Preferred stock dividends	(883)	(808)	(1,747)	(1,598)
Net income (loss) attributable to common stockholders	$(376)	$(184)	$(2,810)	$(5,429)
Per share data:
Net earnings (loss) per share
Basic and diluted
Continuing operations	$(0.03)	$(0.06)	$(0.16)	$(0.59)
Discontinued operations	—	0.05	(0.03)	0.14
Basic and diluted earnings (loss) per share*	$(0.03)	$(0.02)	$(0.19)	$(0.46)
Weighted-average shares used in computation of net earnings (loss) per share
Basic and diluted	15,023,832	11,894,746	15,012,918	11,887,233

Other comprehensive income (loss):
Foreign currency translation adjustment	109	(355)	115	(93)
Comprehensive income (loss)	$616	$269	$(948)	$(3,924)
*rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

 INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, March 31, 2024	25	$—	11,883	$12	$811,637	(912,173)	$(5,065)	$(105,589)
Net loss	—	—	—	—	—	624	—	624
Foreign currency translation adjustment	—	—	—	—	—	—	(355)	(355)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	27	—	2	—	—	2
Issuance of common stock in connection with debt restructurings	—	—	—	—	2,686	—	—	2,686
Share-based compensation	—	—	—	—	869	—	—	869
Preferred stock dividends	—	—	—	—	808	(808)	—	—
Balance, June 30, 2024	25	$—	11,910	$12	$816,002	$(912,357)	$(5,420)	$(101,763)

Balance, March 31, 2025	25	$—	15,007	$15	$894,825	$(908,059)	$224	$(12,995)
Net income	—	—	—	—	—	507	—	507
Foreign currency translation adjustment	—	—	—	—	—	—	109	109
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	36	—	229	—	—	229
Share-based compensation	—	—	—	—	1,654	—	—	1,654
Preferred stock dividends	—	—	—	—	883	(883)	—	—
Balance, June 30, 2025	25	$—	15,043	$15	$897,591	$(908,435)	$333	$(10,496)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net income (loss)	—	—	—	—	—	(3,831)	—	(3,831)
Foreign currency translation adjustment	—	—	—	—	—	—	(93)	(93)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	31	—	(6)	—	—	(6)
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	2,686	—	—	2,686
Share-based compensation	—	—	—	—	1,586	—	—	1,586
Preferred stock dividends	—	—	—	—	1,598	(1,598)	—	—
Balance, June 30, 2024	25	$—	11,910	$12	$816,002	$(912,357)	$(5,420)	$(101,763)

Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	(1,063)	—	(1,063)
Foreign currency translation adjustment	—	—	—	—	—	—	115	115
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	52	—	55	—	—	55
Share-based compensation	—	—	—	—	3,255	—	—	3,255
Preferred stock dividends	—	—	—	—	1,747	(1,747)	—	—
Balance, June 30, 2025	25	$—	15,043	$15	$897,591	$(908,435)	$333	$(10,496)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,063)	$(3,831)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
(Income) Loss from discontinued operations, net of tax	400	(1,606)
Depreciation and amortization	3,890	7,022
Loss on extinguishment of revolving credit facility	—	788
Gain on debt restructurings, net	—	(1,324)
Provision for expected credit losses	103	(371)
Impairment of capitalized software	384	420
Provision for excess and obsolete inventory	1,194	53
Share-based compensation expense	3,255	1,521
Amortization of debt discount (premium) and debt issuance costs, net	(65)	858
Deferred income taxes	6	12
Non-cash operating lease expense	527	629
Changes in assets and liabilities:
Accounts receivable	(10,370)	3,155
Inventories	(2,664)	4,486
Prepaid expenses and other assets	1,355	579
Accounts payable	4,051	5,841
Accrued expenses and other liabilities	(7,404)	14,524
Operating lease liabilities	(654)	(734)
Operating cash flows from continuing operations	(7,055)	32,022
Operating cash flows from discontinued operations	(881)	867
Net cash used in (provided by) operating activities	(7,936)	32,889
Cash flows from investing activities:
Purchases of property, plant and equipment	(220)	(25)
Additions to capitalized software development costs and purchases of intangible assets	(4,371)	(2,348)
Investing cash flows from continuing operations	(4,591)	(2,373)
Investing cash flows from discontinued operations	710	(3)
Net cash used in investing activities	(3,881)	(2,376)
Cash flows from financing activities:
Payments related to repayments of 2025 Convertible Notes	(14,949)	(1,650)
Proceeds from issuance of short-term loan and warrants, net of issuance costs	—	16,500
Net repayments on revolving credit facility	—	(4,882)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	272	2
Financing cash flows from continuing operations	(14,677)	9,970
Financing cash flows from discontinued operations	—	—
Net cash used in (provided by) financing activities	(14,677)	9,970
Effect of exchange rates on cash	119	(209)
Net decrease (increase) in cash and cash equivalents	(26,375)	40,274
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$13,221	$42,683

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,092	$2,966
Income taxes	$1,414	$202

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$225	$162
Debt and warrant issuance costs financed through accrued liabilities	$—	$150
Right-of-use assets obtained in exchange for operating leases liabilities	$—	$146

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
Divestiture of the Telematics Business
On November 27, 2024, the Company completed the previously announced sale of its telematics solutions business, which has operations in the United Kingdom, Europe, Australia and New Zealand (the “Telematics Business”). The sale of the Telematics Business was completed pursuant to the Share Purchase Agreement, which was entered into on September 16, 2024 with Light Sabre SPV Limited (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Ctrack Holdings (the “Purchaser”), as assignee of Light Sabre SPV Limited, acquired the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary for $52.0 million in an all-cash transaction (the “Sale Transaction”). The Purchase Agreement provided for a working capital adjustment, which was determined in December 2024 and funded in January 2025, resulting in an increase to the initial purchase consideration of $0.7 million as a result of changes in closing working capital and net debt.
In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that the Telematics Business met the held-for sale and discontinued operations accounting criteria at the end of the third quarter of 2024. Accordingly, within these consolidated financial statements, the assets and liabilities associated with the Telematics Business disposal group prior to its sale have been classified as held for sale within the Condensed Consolidated Balance Sheets and its operations and cash flows have been classified as discontinued operations within the Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.
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
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Telematics Business. The following table summarizes Income from discontinued operations, net of tax included in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services and other revenues	$—	$7,529	$—	$15,033
Services and other cost of revenues	—	3,298	—	6,654
Gross profit from discontinued operations	—	4,231	—	8,379
Operating costs and expenses:
Research and development	—	313	—	674
Sales and marketing	—	1,179	—	2,336
General and administrative	—	1,887	—	2,915
Depreciation and amortization	—	357	—	700
Total operating costs and expenses	—	3,736	—	6,625
Operating income from discontinued operations	—	495	—	1,754
Other (expense) income:
Interest income, net	—	2	—	9
Other income (expense), net	—	236	—	251
Income from discontinued operations before income taxes	—	733	—	2,014
Income tax provision	—	188	400	408
Income (loss) from discontinued operations, net of tax	$—	$545	$(400)	$1,606
Income taxes related to discontinued operations in the six months ended June 30, 2025 relate to the deregistration process for the Company’s remaining subsidiaries in South Africa, which do not have operations. As the sale of the Telematics Business was completed on November 27, 2024, there were no assets or liabilities held for sale as of either June 30, 2025 or December 31, 2024.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$15,045	$13,531
Raw materials and components	—	44
Total inventories	$15,045	$13,575
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Rebate receivables	$1,470	$3,495
Software licenses	1,227	1,034
Other	1,150	1,397
Total prepaid expenses and other	$3,847	$5,926
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred revenue	$8,890	$9,245
Payroll and related expenses	4,631	7,997
Accrued contract manufacturing liabilities	4,527	4,772
Operating lease liabilities	1,433	1,346
Royalties	627	954
Accrued interest	899	926
Other	2,831	4,893
Total accrued expenses and other current liabilities	$23,838	$30,133
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term deferred revenue	$3,392	$4,608
Other	147	147
Total other long-term liabilities	$3,539	$4,755
As of June 30, 2025, of the $3.4 million long-term deferred revenue balance, $3.2 million relates to performance obligations expected to be satisfied between one and two years, and $0.2 million relates to performance obligations expected to be satisfied between two and three years from June 30, 2025.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	12,479	12,479	—	—
Total cash equivalents	12,479	12,479	—	—
No transfers between levels occurred during the three or six months ended June 30, 2025 or June 30, 2024.
The Company also had an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 5 – Debt) that was measured at fair value on a recurring basis prior to the maturity and full repayment of the 2025 Convertible Notes on May 1, 2025. The fair value of that liability was zero as of December 31, 2024. The interest make-whole payment derivative liability was a Level 3 instrument and was valued using a Monte Carlo model.
During the six months ended June 30, 2025 and 2024, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the six months ended June 30, 2025 or June 30, 2024.
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
As of June 30, 2025, $40.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal gross amount	$40,879	$40,879
Add: unamortized debt premium	1,435	1,621
Less: unamortized issuance costs	(593)	(670)
Net carrying amount	$41,721	$41,830

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
Repurchases and Exchanges of 2025 Convertible Notes
Throughout the year ended December 31, 2024, the Company entered into a series of repurchase and exchange agreements with various holders of the Company’s 2025 Convertible Notes, some of whom were considered related parties of the Company. In summary, as a result of these repurchase and exchange agreements, the Company exchanged $146.9 million of outstanding principal of the 2025 Convertible Notes in exchange for $33.8 million of cash, $40.9 million of principal of the 2029 Senior Secured Notes, 2.9 million shares of the Company’s common stock, and warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock.
As of December 31, 2024, $14.9 million of principal amount of the 2025 Convertible Notes was outstanding, none of which was held by related parties. The remaining 2025 Convertible Notes matured on May 1, 2025, at which time all outstanding principal of $14.9 million and related accrued interest was repaid.
The 2025 Convertible Notes as of December 31, 2024 consisted of the following (in thousands):

December 31, 2024
Principal	$14,949
Add: fair value of embedded derivative	$—
Less: unamortized debt discount	$(25)
Less: unamortized issuance costs	$(19)
Net carrying amount	$14,905
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
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2029 Senior Secured Notes
Contractual interest expense	$920	$—	$1,840	$—
Amortization of debt issuance costs	39	—	77	—
Amortization of debt discount/(premium)	(94)	—	(187)	—
Total interest expense	$865	$—	$1,730	$—
Related party interest expense	$673	$—	$1,345	$—

2025 Convertible Notes
Contractual interest expense	$42	$1,305	$163	$2,620
Amortization of debt issuance costs	5	163	20	328
Amortization of debt discount/(premium)	7	205	25	412
Total interest expense	$54	$1,673	$208	$3,360
Related party interest expense	$—	$837	$—	$1,675

Credit Facility
Contractual interest expense	$—	$90	$—	$312
Accretion of exit fee	—	—	—	75
Amortization of debt issuance costs	—	—	—	117
Total interest expense	$—	$90	$—	$504

Other interest expense	$14	$13	$21	$91
Consolidated interest expense	$933	$1,776	$1,959	$3,955
The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes and 2025 Convertible Notes for the six months ended June 30, 2025 was 8.5% and 4.1%, respectively. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2025 Convertible Notes and Credit Facility for the six months ended June 30, 2024 was 4.2% and 36.1%, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Share-based Compensation
During the six months ended June 30, 2025 and 2024, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 2,516,552 remain available for future grants as of June 30, 2025.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$55	$27	$107	$52
Research and development	266	81	534	241
Sales and marketing	143	46	289	211
General and administrative	1,190	680	2,325	1,017
Income from discontinued operations, net of tax	—	35	—	65
Total	$1,654	$869	$3,255	$1,586
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
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

Outstanding — December 31, 2024	269,851
Granted	1,066,300
Exercised	(4,636)
Canceled	(48,683)
Outstanding — June 30, 2025	1,282,832
Exercisable — June 30, 2025	140,174
During the six months ended June 30, 2025, the Company granted stock options to the CEO in connection with his hiring on January 6, 2025. These stock options contain a requirement that in order to be exercisable, the Company’s closing stock price must exceed the exercise price of the awards for 20 of the 30 trading-days immediately prior to the requested exercise date. The Company granted a total of 850,000 of these options to the CEO at a weighted average exercise price of $18.46. The total grant-date fair value of the options was $6.7 million and will be expensed over the four-year vesting term of the awards.
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
At June 30, 2025, total unrecognized compensation expense related to stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 3.50 years.
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
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2025:

Non-vested — December 31, 2024	1,111,841
Granted	359,739
Vested	(51,939)
Forfeited	(98,402)
Non-vested — June 30, 2025	1,321,239
During the six months ended June 30, 2025, the Company granted RSUs to the CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based CEO RSUs”) with a total grant-date fair value of $1.4 million that vest over four years. The Company also granted the CEO RSUs that contain a market-based vesting condition in addition to a time-based vesting requirement (“Market-based CEO RSUs”). The Company granted 167,910 of these Market-based CEO RSUs with a total grant-date fair value of $3.2 million that will be expensed over the three-year vesting term of the awards. The actual number of shares to be issued upon completion of the time-based vesting requirement of the Market-based CEO RSUs is dependent upon the Company’s share price performance relative to the total shareholder return of Russell Microcap Index (“rTSR”) over the vesting period, ranging from 0% to 200% of the number of market-based RSUs granted. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the Market-based CEO RSUs:

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	3
Risk-free interest rate	4.25%
Volatility	105.63%
Expected dividend yield	—%
Correlation coefficient	0.3741
At June 30, 2025, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $8.5 million, which is expected to be recognized over a weighted-average period of 2.98 years.
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
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount**
For the three months ended June 30, 2025
Basic and Diluted EPS
Income (loss) from continuing operations	$507
Less: preferred stock dividends	(883)
Income (loss) from continuing operations attributable to common stockholders	(376)	15,024	$(0.03)
Income from discontinued operations, net of tax	—	15,024	$—
Income (loss) attributable to common stockholders	$(376)	15,024	$(0.03)

For the three months ended June 30, 2024
Basic and Diluted EPS
Income (loss) from continuing operations	$79
Less: preferred stock dividends	(808)
Income (loss) from continuing operations attributable to common stockholders	(729)	11,895	$(0.06)
Income from discontinued operations, net of tax	545	11,895	$0.05
Income (loss) attributable to common stockholders	$(184)	11,895	$(0.02)

For the six months ended June 30, 2025
Basic and Diluted EPS
Income (Loss) from continuing operations	$(663)
Less: preferred stock dividends	(1,747)
Income (loss) from continuing operations attributable to common stockholders	(2,410)	15,013	$(0.16)
Income from discontinued operations, net of tax	(400)	15,013	$(0.03)
Income (loss) attributable to common stockholders	$(2,810)	15,013	$(0.19)

For the six months ended June 30, 2024
Basic and Diluted EPS
Income (Loss) from continuing operations	$(5,437)
Less: preferred stock dividends	(1,598)
Income (loss) from continuing operations attributable to common stockholders	(7,035)	11,887	$(0.59)
Income from discontinued operations, net of tax	1,606	11,887	$0.14
Income (loss) attributable to common stockholders	$(5,429)	11,887	$(0.46)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1.
(**) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive as of June 30, 2025 and 2024 (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of June 30,
	2025	2024
2025 Convertible Notes	—	1,338
Common stock warrants	3,018	—
Non-qualified stock options	1,283	448
Restricted stock units	1,321	186
Employee stock purchase plan	35	26
Total	5,657	1,998
Note 8. Stockholders' Equity (Deficit)
Warrants
In connection with various debt restructuring agreements entered into during the year ended December 31, 2024, the Company issued warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock, including the warrants noted in Note 5 – Debt. The warrants expire four years from their date of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants issued during the year ended December 31, 2024 are the only outstanding warrants as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, none of the warrants have been exercised.
The number and exercise price of the warrants issued and outstanding as of June 30, 2025 are as follows:

Issuance Date	Number of Shares to Purchase with Warrants	Exercise price
June 28, 2024	550,000	$12.12
July 18, 2024	236,074	$13.37
August 2, 2024	88,534	$11.03
October 24, 2024	20,646	$12.34
November 6, 2024	180,000	$11.27
November 6, 2024	1,543,363	$12.12
November 6, 2024	29,687	$12.34
November 6, 2024	370,000	$15.77
Total	3,018,304
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of June 30, 2025 and December 31, 2024, the Company had 25,000 shares of Series E preferred stock issued and outstanding. Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $15.1 million and $13.4 million of dividends accrued, approximating $605.59 and $535.71 per preferred share, as of June 30, 2025 and December 31, 2024, respectively. The aggregate liquidation preference of the issued and outstanding shares of Series E Preferred Stock as of June 30, 2025 was $40.1 million.
Note 9. Segment, Geographic, and Concentrations of Risk Information
Segment Information
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of June 30, 2025, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$40,223	$51,620	$71,896	$89,125
Less:
Adjusted cost of revenues (1)	23,653	32,784	40,291	57,020
Adjusted research and development (2)	4,554	5,092	8,821	9,615
Adjusted sales and marketing (2)	3,808	4,166	7,596	7,840
Adjusted general and administrative (3)	3,513	2,786	6,868	6,404
Adjusted depreciation and amortization (4)	1,761	3,322	3,509	6,284
Capitalizable software development expenditures	1,985	980	4,361	1,563
Capitalized software development expenditures	(1,985)	(980)	(4,361)	(1,563)
Share-based compensation	1,654	834	3,255	1,521
Amortization of purchased intangible assets related to business combinations	—	330	316	660
Impairment of capitalized software	—	—	384	420
Debt restructuring costs	—	452	—	452
Gain on debt restructurings, net	—	(1,324)	—	(1,324)
Loss on extinguishment of revolving credit facility	—	788	—	788
Interest expense	933	1,776	1,959	3,955
Other (income) expense, net	(182)	417	(485)	792
Income tax provision	22	118	45	135
Segment net income (loss)	$507	$79	$(663)	$(5,437)
Reconciliation of profit or loss
Income from discontinued operations, net of tax	—	545	(400)	1,606
Consolidated net income (loss)	$507	$624	$(1,063)	$(3,831)
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States and Canada	$40,130	$50,808	$71,750	$86,284
Europe (including United Kingdom)	$19	$676	19	1,377
Australia	$74	$124	127	1,451
Other	$—	$12	—	13
Total	$40,223	$51,620	$71,896	$89,125
Substantially all of the Company’s long-term assets are located within the United States.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Customer Concentrations
For the three months ended June 30, 2025, two customers accounted for 62.2% and 24.2% of revenues, respectively. For the three months ended June 30, 2024, two customers accounted for 45.3% and 34.3% of revenues, respectively.
For the six months ended June 30, 2025, two customers accounted for 58.9% and 29.0% of revenues, respectively. For the six months ended June 30, 2024, two customers accounted for 46.1% and 29.1% of revenues, respectively.
As of June 30, 2025, three customers accounted for 58.1%, 18.0%, and 13.2% of accounts receivable, net, respectively. As of December 31, 2024, three customers accounted for 33.6%, 22.8%, and 18.8% of accounts receivable, net, respectively.
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
Note 10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of June 30, 2025, future payments under these noncancellable purchase obligations were approximately $62.3 million.
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
Note 12. Subsequent Events
On August 5, 2025, the Company entered into a $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”) with BMO Bank N.A. (“BMO”).
Obligations under the Working Capital Facility are secured by a continuing security interest in substantially all property of Inseego Corp. and certain of its subsidiaries, subject to customary exclusions. Availability under the Working Capital Facility will be determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory. Loans made under the Working Capital Facility bear interest at Term Secured Overnight Financing Rate (“SOFR”),

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
as defined in the Working Capital Facility Agreement (defined below), plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. The facility matures on August 5, 2028 and contains certain financial and non-financial covenants.
The Working Capital Facility is governed by a Credit and Security Agreement (the “Working Capital Facility Agreement”). Further details of the Working Capital Facility, including a copy of the Working Capital Facility Agreement, are available within the Form 8-K filed by the Company on August 7, 2025.

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
•our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations such as the evolving 5G New Radio (“5G NR”) price and performance standards;
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
•infringement claims with respect to intellectual property contained in our solutions.
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
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues. Revenues for the three months ended June 30, 2025 were $40.2 million, compared to $51.6 million for the same period in 2024.
The following table summarizes revenues by our two categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2025	2024	$	%
Mobile solutions	$13,672	$25,879	$(12,207)	(47.2)%
Fixed wireless access solutions	14,511	13,317	1,194	9.0
Product	28,183	39,196	(11,013)	(28.1)
Services and other	12,040	12,424	(384)	(3.1)
Total revenues	$40,223	$51,620	$(11,397)	(22.1)
Mobile solutions. The $12.2 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to significant promotional activity in the prior period.
Fixed wireless access solutions. The $1.2 million increase in fixed wireless access solutions revenues is primarily due to the successful launch of our current generation indoor FWA solution during the current period.
Services and other The $0.4 million decrease in services and other revenues is primarily due to non-recurring engineering revenue generated in the prior period.
Cost of revenues. Cost of revenues for the three months ended June 30, 2025 was $23.7 million, or 58.9% of revenues, compared to $32.8 million, or 63.6% of revenues, for the same period in 2024.

The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended June 30,		Change
Product Category	2025	2024	$	%
Product	$22,365	$30,507	$(8,142)	(26.7)%
Services and other	1,343	2,304	(961)	(41.7)
Total cost of revenues	$23,708	$32,811	$(9,103)	(27.7)
Product. The $8.1 million decrease in product cost of revenues is primarily due to decreased product revenues, partially offset by an increased proportion of higher cost FWA products in comparison to lower cost mobile products.
Services and other. The $1.0 million decrease in services and other cost of revenues is primarily due to decreased outside service costs related to Inseego Subscribe revenues, decreased annual incentive bonus accruals, and decreased non-recurring engineering revenues and the related costs of performing those services.
Gross profit. Gross profit for the three months ended June 30, 2025 was $16.5 million, or a gross margin of 41.1%, compared to $18.8 million, or a gross margin of 36.4%, for the same period in 2024. The decrease in gross profit is primarily due to decreased mobile solutions revenues. The increase in gross margin is primarily due to a increased proportion of higher margin service and FWA revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$4,820	$5,173	$(353)	(6.8)%
Sales and marketing	3,951	4,212	(261)	(6.2)
General and administrative	4,703	3,918	785	20.0
Depreciation and amortization	1,761	3,652	(1,891)	(51.8)
Total	$15,235	$16,955	$(1,720)	(10.1)
Research and development expenses. Research and development expenses for the three months ended June 30, 2025 were $4.8 million, or 12.0% of revenues, compared to $5.2 million, or 10.0% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the three months ended June 30, 2025, which resulted in a lower percentage of research and development costs being recorded as operating expenses, and decreased annual incentive bonus accruals, partially offset by increased outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2025 were $4.0 million, or 9.8% of revenues, compared to $4.2 million, or 8.2% of revenues, for the same period in 2024. The decrease in sales and marketing expenses was primarily due to decreased sales commissions as a result of lower sales and decreased annual incentive bonus accruals.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2025 were $4.7 million, or 11.7% of revenues, compared to $3.9 million, or 7.6% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO who was hired in January 2025 and an increase in compensation costs due to increased headcount, partially offset by decreased legal and consulting expenses related to the Company’s overall capital structure management efforts in the three months ended June 30, 2024.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2025 were $1.8 million, or 4.4% of revenues, compared to $3.7 million, or 7.1% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable until future quarters and the ending of useful life of certain amortizable purchased intangibles.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended June 30,		Change
Other (expense) income	2025	2024	$	%
Interest expense	$(933)	$(1,776)	$843	(47.5)%
Loss on extinguishment of revolving credit facility	—	(788)	788	(100.0)
Gain on debt restructurings, net	—	1,324	(1,324)	*
Other income (expense), net	182	(417)	599	*
Total	$(751)	$(1,657)	$906	(54.7)%
* Percentage not meaningful
Interest expense. The $0.8 million decrease in interest expense for the three months ended June 30, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024 and the full repayment of the remaining Notes on May 1, 2025, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Loss on extinguishment of revolving credit facility The $0.8 million loss on extinguishment of revolving credit facility for the three months ended June 30, 2024 relates to the terminations of the Company’s Credit Facility (as defined in Part I, Item 1, Note 5 - Debt) in April 2024.
Gain on debt restructurings, net The $1.3 million net gain on troubled debt restructurings for the three months ended June 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings completed during 2024 as part of our overall capital structure management efforts.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2025 and 2024 was $0.2 million and $(0.4) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025.
Income tax provision. Income tax provision for the six months ended June 30, 2025 and 2024 was a provision of $0.0 million and $0.1 million, respectively.
Income (Loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the three months ended June 30, 2025 and 2024 was $0.0 million and $0.5 million, respectively.

Preferred stock dividends. During the three months ended June 30, 2025 and 2024, we recorded dividends of $0.9 million and $0.8 million, respectively, on our Series E preferred stock.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues. Revenues for the six months ended June 30, 2025 were $71.9 million, compared to $89.1 million for the same period in 2024.
The following table summarizes revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2025	2024	$	%
Mobile solutions	$31,462	$41,149	$(9,687)	(23.5)%
Fixed wireless access solutions	16,414	27,499	(11,085)	(40.3)
Product	47,876	68,648	(20,772)	(30.3)
Services and other	24,020	20,477	3,543	17.3
Total revenues	$71,896	$89,125	$(17,229)	(19.3)
Mobile solutions. The $9.7 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to significant promotional activity in the prior period.
Fixed wireless access solutions. The $11.1 million decrease in fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners during the first three months of 2025 as we transitioned to our next generation of fixed wireless access products that launched during the second quarter of 2025 combined with decreased sales in our channel program.
Services and other The $3.5 million increase in services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the six months ended June 30, 2025 was $40.4 million, or 56.2% of revenues, compared to $57.1 million, or 64.0% of revenues, for the same period in 2024.
The following table summarizes cost of revenues by category (in thousands):

	Six Months Ended June 30,		Change
Product Category	2025	2024	$	%
Product	$37,761	$53,220	$(15,459)	(29.0)%
Services and other	2,637	3,852	(1,215)	(31.5)
Total cost of revenues	$40,398	$57,072	$(16,674)	(29.2)
Product. The $15.5 million decrease in product cost of revenues is primarily due to decreased product revenues, partially offset by an increased proportion of higher cost FWA products in comparison to lower cost mobile products.
Services and other. The $1.2 million decrease in services and other cost of revenues is primarily due to decreased outside service costs related to Inseego Subscribe revenues, decreased annual incentive bonus accruals, and decreased non-recurring engineering revenues and the related costs of performing those services.
Gross profit. Gross profit for the six months ended June 30, 2025 was $31.5 million, or a gross margin of 43.8%, compared to $32.1 million, or a gross margin of 36.0%, for the same period in 2024. The decrease in gross profit is primarily due to decreased product revenues, partially offset by increased Inseego Subscribe service revenues. The increase in gross margin is primarily due to a increased proportion of higher margin service revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$9,355	$9,856	$(501)	(5.1)%
Sales and marketing	7,885	8,051	(166)	(2.1)
General and administrative	9,193	7,873	1,320	16.8
Depreciation and amortization	3,825	6,944	(3,119)	(44.9)
Impairment of capitalized software	384	420	(36)	(8.6)
Total	$30,642	$33,144	$(2,502)	(7.5)
Research and development expenses. Research and development expenses for the six months ended June 30, 2025 were $9.4 million, or 13.0% of revenues, compared to $9.9 million, or 11.1% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the six months ended June 30, 2025, which resulted in a lower percentage of research and development costs being recorded as operating expenses, and decreased annual incentive bonus accruals, partially offset by increased prototype builds, testing and certification costs, and outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2025 were $7.9 million, or 11.0% of revenues, compared to $8.1 million, or 9.0% of revenues, for the same period in 2024. The decrease in sales and marketing expenses was primarily due to decreased sales commissions as a result of lower sales and decreased annual incentive bonus accruals, partially offset by increased sales personnel-related compensation costs as a result of an increase in overall sales headcount.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2025 were $9.2 million, or 12.8% of revenues, compared to $7.9 million, or 8.8% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO who was hired in January 2025, partially offset by decreased legal and consulting expenses related to the Company’s overall capital structure management efforts in the six months ended June 30, 2024.
Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2025 were $3.8 million, or 5.3% of revenues, compared to $6.9 million, or 7.8% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable during all or most of the six months ended June 30, 2025 and the ending of the useful life of certain amortizable purchased intangibles.
Impairment of capitalized software. For each of the six months ended June 30, 2025 and 2024, we recorded impairments of $0.4 million,
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Six Months Ended June 30,		Change
Other (expense) income	2025	2024	$	%
Interest expense	$(1,959)	$(3,955)	$1,996	(50.5)
Loss on extinguishment of revolving credit facility	—	(788)	788	(100.0)
Gain on debt restructurings, net	—	1,324	(1,324)	*
Other income (expense), net	485	(792)	1,277	*
Total	$(1,474)	$(4,211)	$2,737	(65.0)
* Percentage not meaningful
Interest expense. The $2.0 million decrease in interest expense for the six months ended June 30, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024 and the full repayment of the remaining Notes on May 1, 2025, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Loss on extinguishment of revolving credit facility The $0.8 million loss on extinguishment of revolving credit facility for the six months ended June 30, 2024 relates to the terminations of the Company’s Credit Facility in April 2024.

Gain on debt restructurings, net The $1.3 million net gain on troubled debt restructurings for the six months ended June 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings completed during 2024 as part of our overall capital structure management efforts.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2025 and 2024 was $0.5 million and $(0.8) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025 and a decrease in consulting and legal fees that were incurred during 2024 related to the preliminary stages of the Company’s capital structure management efforts.
Income tax provision. Income tax provision for the six months ended June 30, 2025 and 2024 was a provision of $0.0 million and $0.1 million, respectively.
Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2025 and 2024 was $(0.4) million and $1.6 million, respectively.
Preferred stock dividends. During the six months ended June 30, 2025 and 2024, we recorded dividends of $1.7 million and $1.6 million, respectively, on our Series E preferred stock.

Liquidity and Capital Resources
As of June 30, 2025, the Company had available cash and cash equivalents totaling $13.2 million and maintained positive working capital of $9.9 million. The Company had negative cash outflows from operations of $7.9 million for the six months ended June 30, 2025, which was largely due to the payout of the Company’s annual bonuses that were fully accrued for at December 31, 2024 and an increase in sales occurring late in the current period.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) had a principal balance of $14.9 million as of December 31, 2024 and matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $40.9 million as of June 30, 2025 and mature on May 1, 2029.
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
Contractual Obligations and Commitments
As of June 30, 2025, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2025, our future payments under these noncancellable purchase obligations were approximately $62.3 million.
•$40.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part I Item 1, Note 5 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations, other than the full repayment upon maturity of the 2025 Convertible Notes, during the three or six months ended June 30, 2025.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows from continuing operations	$(7,055)	$32,022
Operating cash flows from discontinued operations	(881)	867
Net cash used in (provided by) operating activities	(7,936)	32,889

Investing cash flows from continuing operations	(4,591)	(2,373)
Investing cash flows from discontinued operations	710	(3)
Net cash used in investing activities	(3,881)	(2,376)

Financing cash flows from continuing operations	(14,677)	9,970
Financing cash flows from discontinued operations	—	—
Net cash used in (provided by) financing activities	(14,677)	9,970

Effect of exchange rates on cash	119	(209)
Net decrease (increase) in cash and cash equivalents	(26,375)	40,274
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$13,221	$42,683
Operating activities.
Net cash used in operating activities for the six months ended June 30, 2025 is primarily comprised of a $0.7 million net loss from continuing operations during the period and net cash used for working capital of $15.0 million, which was largely due to the payout of the Company’s annual bonuses that were fully accrued for at December 31, 2024 and an increase in sales occurring late in the current period, partially offset by non-cash charges, including depreciation and amortization of $3.9 million, share-based compensation expense of $3.3 million, and provision for excess and obsolete inventory of $1.2 million.
Net cash provided by operating activities for six months ended June 30, 2024 is comprised of cash flows from continuing operations of $32.0 million and cash flows from discontinued operations of $0.9 million. The cash inflows from continuing operations were primarily related to net cash provided by working capital of $28.6 million, partially offset by a net loss from continuing operations of $5.4 million that was offset by non-cash charges, including depreciating and amortization of $7.0 million, share-based compensation expense of $1.5 million, amortization of debt discount and debt issuance costs of $0.9 million, and capitalized software impairments of $0.4 million.
Investing activities.
Net cash used in investing activities during the six months ended June 30, 2025 is comprised of $4.4 million of cash outflows related to the development of software in support of our products and services, partially offset by $0.7 million received during the period related to a working capital adjustment payment from the purchaser of the Company’s Telematics Business that was sold in 2024.
Net cash used in investing activities for the six months ended June 30, 2024 is comprised of $2.3 million of cash outflows related to the development of software in support of our products and services.
Financing activities.
Net cash used in financing activities during the six months ended June 30, 2025 is primarily comprised of the repayment of the remaining $14.9 million 2025 Convertible Notes principal balance, partially offset by $0.3 million of cash received from exercises of stock options.
Net cash provided by financing activities for the six months ended June 30, 2024 is comprised of $16.5 million from the issuance of the short-term loan and common stock warrants, partially offset by $4.0 million of cash outflow from the termination and repayment of our revolving credit facility and $1.7 million of cash outflow from the repurchase of a portion of our convertible notes.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only outstanding interest bearing debt as of June 30, 2025 are the fixed-rate 2029 Senior Secured Notes, which have an outstanding principal balance of $40.9 million. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of June 30, 2025 and December 31, 2024, we had no variable-rate borrowings.
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
For the six months ended June 30, 2025, sales denominated in foreign currencies were approximately 0.3% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, Canadian Dollar, and Australian Dollar. For the six months ended June 30, 2025, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by less than $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.     Exhibits.

Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	10-Q	3.2	5/9/2025
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer