Form 10-Q
period 2025-09-30
INSEEGO CORP.
filed 2025-11-07
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 30, 2025, was 15,327,475.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,559	$39,596
Accounts receivable, net of allowance for expected credit losses of $176 and $123, respectively	27,563	13,803
Inventories	8,602	13,575
Prepaid expenses and other current assets	6,261	5,926
Total current assets	56,985	72,900
Property, plant and equipment, net of accumulated depreciation of $29,423 and $28,897, respectively	1,016	1,102
Intangible assets, net of accumulated amortization of $37,098 and $33,558, respectively	19,635	18,747
Goodwill	3,949	3,949
Operating lease right-of-use assets	3,663	2,855
Other assets	565	446
Total assets	$85,813	$99,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,783	$18,433
Accrued expenses and other current liabilities	25,075	30,133
2025 Convertible Notes, net	—	14,905
Total current liabilities	43,858	63,471
Long-term liabilities:
Operating lease liabilities	3,161	2,627
Deferred tax liabilities, net	183	174
2029 Senior Secured Notes, net	41,666	41,830
Other long-term liabilities	4,663	4,755
Total liabilities	93,531	112,857
Commitments and contingencies (Note 10.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024 (aggregate liquidation preference of $41,043 as of September 30, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 15,212,522 and 14,990,712 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	899,808	892,534
Accumulated other comprehensive loss	365	218
Accumulated deficit	(907,906)	(905,625)
Total stockholders’ deficit	(7,718)	(12,858)
Total liabilities and stockholders’ deficit	$85,813	$99,999
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Mobile solutions	$16,037	$32,282	$47,499	$73,431
Fixed wireless access solutions	17,650	9,723	34,064	37,222
Product	33,687	42,005	81,563	110,653
Software services and other	12,206	12,027	36,226	32,504
Total revenues	45,893	54,032	117,789	143,157
Cost of revenues:
Product	25,253	33,592	63,014	86,812
Software services and other	1,556	1,640	4,193	5,492
Total cost of revenues	26,809	35,232	67,207	92,304
Gross profit	19,084	18,800	50,582	50,853
Operating costs and expenses:
Research and development	4,878	5,176	14,233	15,032
Sales and marketing	4,198	4,125	12,083	12,176
General and administrative	5,689	4,822	14,882	12,695
Depreciation and amortization	2,164	3,154	5,989	10,098
Impairment of capitalized software	—	507	384	927
Total operating costs and expenses	16,929	17,784	47,571	50,928
Operating income (loss)	2,155	1,016	3,011	(75)
Other (expense) income:
Interest expense	(885)	(5,731)	(2,844)	(9,686)
Loss on extinguishment of revolving credit facility	—	—	—	(788)
Gain on debt restructurings, net	—	12,366	—	13,690
Other income (expense), net	126	(72)	611	(864)
Income (Loss) before income taxes	1,396	7,579	778	2,277
Income tax provision (benefit)	(36)	36	9	171
Income (Loss) from continuing operations	1,432	7,543	769	2,106
Income (Loss) from discontinued operations (net of income tax provision (benefit) of $—, $266, $400 and $674, respectively)	—	1,426	(400)	3,032
Net income (loss)	1,432	8,969	369	5,138
Preferred stock dividends	(903)	(827)	(2,650)	(2,425)
Net income (loss) attributable to common stockholders	$529	$8,142	$(2,281)	$2,713
Per share data:
Net earnings (loss) per share
Basic
Continuing operations	$0.03	$0.54	$(0.12)	$(0.03)
Discontinued operations	—	0.12	(0.03)	0.25
Basic and diluted earnings (loss) per share*	$0.03	$0.66	$(0.15)	$0.23
Diluted
Continuing operations	$0.03	$(0.16)	$(0.12)	$(0.03)
Discontinued operations	—	0.11	(0.03)	0.25
Diluted earnings per share	$0.03	$(0.06)	$(0.15)	$0.23
Weighted-average shares used in computation of net earnings (loss) per share
Basic	15,142,000	12,336,503	15,056,458	12,036,989
Diluted	15,522,042	13,218,293	15,056,458	12,036,989

Other comprehensive income (loss):
Foreign currency translation adjustment	32	(1,292)	147	(1,385)
Comprehensive income	$1,464	$7,677	$516	$3,753
*rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

 INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, June 30, 2024	25	$—	11,910	$12	$816,002	(912,357)	$(5,420)	$(101,763)
Net loss	—	—	—	—	—	8,969	—	8,969
Foreign currency translation adjustment	—	—	—	—	—	—	(1,292)	(1,292)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	146	—	213	—	—	213
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	2,656	—	—	2,656
Issuance of common stock in connection with debt restructurings	—	—	487	1	4,924	—	—	4,925
Share-based compensation	—	—	—	—	1,229	—	—	1,229
Preferred stock dividends	—	—	—	—	827	(827)	—	—
Balance, September 30, 2024	25	$—	12,543	$13	$825,851	$(904,215)	$(6,712)	$(85,063)

Balance, June 30, 2025	25	$—	15,043	$15	$897,591	$(908,435)	$333	$(10,496)
Net income	—	—	—	—	—	1,432	—	1,432
Foreign currency translation adjustment	—	—	—	—	—	—	32	32
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	170	—	(536)	—	—	(536)
Share-based compensation	—	—	—	—	1,850	—	—	1,850
Preferred stock dividends	—	—	—	—	903	(903)	—	—
Balance, September 30, 2025	25	$—	15,213	$15	$899,808	$(907,906)	$365	$(7,718)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital (*)	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount (*)
Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net income (loss)	—	—	—	—	—	5,138	—	5,138
Foreign currency translation adjustment	—	—	—	—	—	—	(1,385)	(1,385)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	177	—	207	—	—	207
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	5,342	—	—	5,342
Issuance of common stock in connection with debt restructurings	—	—	487	1	4,924	—	—	4,925
Share-based compensation	—	—	—	—	2,815	—	—	2,815
Preferred stock dividends	—	—	—	—	2,425	(2,425)	—	—
Balance, September 30, 2024	25	$—	12,543	$13	$825,851	$(904,215)	$(6,712)	$(85,063)

Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	369	—	369
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	222	—	(481)	—	—	(481)
Share-based compensation	—	—	—	—	5,105	—	—	5,105
Preferred stock dividends	—	—	—	—	2,650	(2,650)	—	—
Balance, September 30, 2025	25	$—	15,213	$15	$899,808	$(907,906)	$365	$(7,718)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$369	$5,138
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) Loss from discontinued operations, net of tax	400	(3,032)
Depreciation and amortization	6,079	10,214
Loss on extinguishment of revolving credit facility	—	788
Gain on debt restructurings, net	—	(13,690)
Provision for expected credit losses	287	(372)
Impairment of capitalized software	384	927
Provision for excess and obsolete inventory	510	901
Gain on early lease termination	(443)	—
Impairment of operating lease right-of-use assets	—	139
Share-based compensation expense	5,105	2,714
Amortization of debt discount (premium) and debt issuance costs, net	(120)	4,435
Deferred income taxes	9	9
Non-cash operating lease expense	774	738
Changes in assets and liabilities:
Accounts receivable	(14,047)	2,962
Inventories	4,463	1,536
Prepaid expenses and other assets	(1,164)	1,993
Accounts payable	(184)	12,021
Accrued expenses and other liabilities	(5,325)	14,146
Operating lease liabilities	(952)	(888)
Operating cash flows from continuing operations	(3,855)	40,679
Operating cash flows from discontinued operations	(908)	7,031
Net cash provided by (used in) operating activities	(4,763)	47,710
Cash flows from investing activities:
Purchases of property, plant and equipment	(321)	(30)
Additions to capitalized software development costs and purchases of intangible assets	(6,121)	(3,608)
Investing cash flows from continuing operations	(6,442)	(3,638)
Investing cash flows from discontinued operations	710	(16)
Net cash used in investing activities	(5,732)	(3,654)
Cash flows from financing activities:
Payments related to repayments of 2025 Convertible Notes	(14,949)	(33,781)
Proceeds from issuance of short-term loan and warrants, net of issuance costs	—	19,350
Net repayments on revolving credit facility	—	(4,882)
Repayments on short-term loan	—	(13,500)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	308	2
Financing cash flows from continuing operations	(14,641)	(32,811)
Financing cash flows from discontinued operations	—	—
Net cash used in financing activities	(14,641)	(32,811)
Effect of exchange rates on cash	99	(1,682)
Net increase (decrease) in cash and cash equivalents	(25,037)	9,563
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$14,559	$11,972

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,103	$4,283
Income taxes	$1,440	$269

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$1,068	$262
Equity value issued in exchange for 2025 Convertible Notes	$—	$7,088
Right-of-use assets obtained in exchange for operating leases liabilities	$2,042	$146

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 on a prospective basis, and for interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending February 28, 2029. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Discontinued Operations and Held for Sale
As noted in Note 1 – Nature of Business and Significant Accounting Policies, on September 16, 2024, the Company entered into the Purchase Agreement to sell its Telematics Business. On November 27, 2024, the Company completed the sale of its Telematics Business.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Telematics Business. The following table summarizes Income from discontinued operations, net of tax included in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Software services and other revenues	$—	$7,862	$—	$22,895
Software services and other cost of revenues	—	3,222	—	9,876
Gross profit from discontinued operations	—	4,640	—	13,019
Operating costs and expenses:
Research and development	—	293	—	967
Sales and marketing	—	1,289	—	3,625
General and administrative	—	1,884	—	4,799
Depreciation and amortization	—	360	—	1,060
Total operating costs and expenses	—	3,826	—	10,451
Operating income from discontinued operations	—	814	—	2,568
Other (expense) income:
Interest income, net	—	3	—	10
Other income (expense), net	—	875	—	1,128
Income from discontinued operations before income taxes	—	1,692	—	3,706
Income tax provision	—	266	400	674
Income (loss) from discontinued operations, net of tax	$—	$1,426	$(400)	$3,032
Income taxes related to discontinued operations in the nine months ended September 30, 2025 relate to the deregistration process for the Company’s remaining subsidiaries in South Africa, which do not have operations. As the sale of the Telematics Business was completed on November 27, 2024, there were no assets or liabilities held for sale as of either September 30, 2025 or December 31, 2024.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$8,602	$13,531
Raw materials and components	—	44
Total inventories	$8,602	$13,575
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Rebate receivables	$3,388	$3,495
Software licenses	1,215	1,034
Other	1,658	1,397
Total prepaid expenses and other	$6,261	$5,926
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenue	$7,339	$9,245
Payroll and related expenses	6,325	7,997
Accrued contract manufacturing liabilities	4,870	4,772
Operating lease liabilities	941	1,346
Royalties	912	954
Accrued interest	1,830	926
Other	2,858	4,893
Total accrued expenses and other current liabilities	$25,075	$30,133
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Long-term deferred revenue	$4,516	$4,608
Other	147	147
Total other long-term liabilities	$4,663	$4,755
As of September 30, 2025, of the $4.5 million long-term deferred revenue balance, $3.7 million relates to performance obligations expected to be satisfied between one and two years, and $0.8 million relates to performance obligations expected to be satisfied between two and three years from September 30, 2025.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	13,885	13,885	—	—
Total cash equivalents	13,885	13,885	—	—
No transfers between levels occurred during the three or nine months ended September 30, 2025 or September 30, 2024.
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
During the nine months ended September 30, 2025 and 2024, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the nine months ended September 30, 2025 or September 30, 2024.
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
Note 5. Debt
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of September 30, 2025.
Obligations under the Working Capital Facility are secured by a continuing security interest in substantially all property of Inseego Corp. and certain of its subsidiaries, subject to customary exclusions. Availability under the Working Capital Facility is determined monthly as the excess of a borrowing base (“Borrowing Base”), comprised of a percentage of eligible accounts receivable and eligible inventory, over the total loans outstanding under the Working Capital Facility. If the aggregate outstanding amount of the Working Capital Facility exceeds the Borrowing Base at any time, the excess amount shall be payable on demand by BMO.
Priority of the obligations of the Company with respect to the Working Capital Facility is senior to the priority of the obligations of the Company with respect to the 2029 Senior Secured Notes on the assets of the Company which constitute current assets and junior to the priority to the obligations of the company with respect to the 2029 Senior Secured Notes on the assets of which company which are not current assets, as set forth in the Working Capital Facility Agreement. The Working Capital Facility contains customary events of default, including a cross-default and cross-payment default for certain indebtedness in an aggregate principal amount in excess of $1.0 million and a cross-default for certain termination events under

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Swap Contracts with a termination value (determined in accordance with the terms of the Working Capital Facility Agreement) in excess of $1.0 million, as set forth in the Working Capital Facility Agreement.
Loans made under the Working Capital Facility bear interest at a Term Secured Overnight Financing Rate (“SOFR”), as defined in the Working Capital Facility Agreement, plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. Interest on loans made under the Working Capital Facility are paid in cash, in arrears, on a semi-annual basis.
In conjunction with the Working Capital Facility Agreement, the Company incurred $0.2 million of debt issuance costs that were recorded to prepaid expenses and other current assets and are being amortized to interest expense over the term of the facility. As of September 30, 2025, outstanding borrowings and availability to borrow under the Working Capital Facility were $0.0 million and $14.5 million, respectively.
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
As of September 30, 2025, $40.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal gross amount	$40,879	$40,879
Add: unamortized debt premium	1,341	1,621
Less: unamortized issuance costs	(554)	(670)
Net carrying amount	$41,666	$41,830
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
Prior Credit Facility
In August 2022, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company and indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Prior Credit Facility Parties”).
The Credit Agreement established a secured asset-backed revolving credit facility which was comprised of a maximum $50 million revolving credit facility (“Prior Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. Availability under the Prior Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base were to be repaid immediately. The Borrowers’ obligations under the Credit Agreement were guaranteed by the Company. The Prior Credit Facility Parties’ obligations under the Credit Agreement were secured by a continuing security interest in all property of each Prior Credit Facility Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
On May 2, 2023, (1) two related parties, South Ocean Funding, LLC and North Sound Ventures, LP (collectively, the “Prior Credit Facility Participants”) collectively purchased a $4.0 million last-out subordinated participation interest in the Credit Agreement (the “Prior Credit Facility Participation Interest”) from the Lender, and (2) the Borrowers entered into an amendment to the Credit Agreement which increased the borrowing base under the Prior Credit Facility by $4.0 million, increased the minimum borrowing amount for interest calculations to $8.5 million, and modified certain covenants. In connection with the purchase of the Prior Credit Facility Participation Interest, we agreed to pay the Prior Credit Facility Participants an aggregate exit fee (the “Exit Fee”) ranging from 7.5% to 12.5% of the amount of the Prior Credit Facility Participation Interest, payable upon the earlier to occur of (a) the maturity date of the Prior Credit Facility, (b) termination of the Lender’s commitment to make revolving loans prior to the scheduled maturity date of the Prior Credit Facility, and (c) the early redemption of the Prior Credit Facility Participation Interest, as applicable. Further, the purchase of the Prior Credit Facility Participation Interest granted an option for the Prior Credit Facility Participants to purchase the subject revolving loan or to redeem its Prior Credit Facility Participation Interest under certain circumstances. The Prior Credit Facility Participants are each affiliates of beneficial holders of greater than five percent of our outstanding common stock.
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Prior Credit Facility.
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands, except for percentages):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2029 Senior Secured Notes
Contractual interest expense	$920	$—	$2,760	$—
Amortization of debt issuance costs	37	—	114	—
Amortization of debt discount/(premium)	(93)	—	(280)	—
Total interest expense	$864	$—	$2,594	$—
Related party interest expense	$672	$—	$2,017	$—

Working Capital Facility
Contractual interest expense	6	—	6	—
Amortization of debt issuance costs	5	—	5	—
Total interest expense	$11	$—	$11	$—

2025 Convertible Notes
Contractual interest expense	$—	$879	$163	$3,499
Amortization of debt issuance costs	—	110	20	438
Amortization of debt discount/(premium)	—	138	25	550
Total interest expense	$—	$1,127	$208	$4,487
Related party interest expense	$—	$837	$—	$2,512

Short-Term Loan
Contractual interest expense	$—	$1,271	$—	$1,271
Amortization of debt discount/premium	—	3,329	—	3,329
Total interest expense	$—	$4,600	$—	$4,600
Related party interest expense	$—	$4,600	$—	$4,600

Prior Credit Facility
Contractual interest expense	$—	$—	$—	$312
Accretion of exit fee	—	—	—	75
Amortization of debt issuance costs	—	—	—	117
Total interest expense	$—	$—	$—	$504

Other interest expense	$10	$4	$31	$95
Consolidated interest expense	$885	$5,731	$2,844	$9,686
The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes and 2025 Convertible Notes for the nine months ended September 30, 2025 was 8.5% and 4.2%, respectively. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2025 Convertible Notes, Short-Term Loan, and Prior Credit Facility for the nine months ended September 30, 2024 was 4.2%, 112.5% and 36.1%, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Share-based Compensation
During the nine months ended September 30, 2025 and 2024, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 2,069,777 remain available for future grants as of September 30, 2025.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$93	$23	$200	$75
Research and development	258	196	792	437
Sales and marketing	200	103	489	314
General and administrative	1,299	871	3,624	1,888
Income from discontinued operations, net of tax	—	36	—	101
Total	$1,850	$1,229	$5,105	$2,815
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
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

Outstanding — December 31, 2024	269,851
Granted	1,300,100
Exercised	(9,836)
Canceled	(74,426)
Outstanding — September 30, 2025	1,485,689
Exercisable — September 30, 2025	144,061
During the nine months ended September 30, 2025, the Company granted stock options to the CEO in connection with his hiring on January 6, 2025. These stock options contain a requirement that in order to be exercisable, the Company’s closing stock price must exceed the exercise price of the awards for 20 of the 30 trading-days immediately prior to the requested exercise date. The Company granted a total of 850,000 of these options to the CEO at a weighted average exercise price of $18.46. The total grant-date fair value of the options was $6.7 million and will be expensed over the four-year vesting term of the awards.
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
At September 30, 2025, total unrecognized compensation expense related to stock options was $6.7 million, which is expected to be recognized over a weighted-average period of 3.37 years.
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
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

Non-vested — December 31, 2024	1,111,841
Granted	700,062
Vested	(327,317)
Forfeited	(115,542)
Non-vested — September 30, 2025	1,369,044
During the nine months ended September 30, 2025, the Company granted RSUs to the CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based CEO RSUs”) with a total grant-date fair value of $1.4 million that vest over four years. The Company also granted the CEO RSUs that contain a market-based vesting condition in addition to a time-based vesting requirement (“Market-based CEO RSUs”). The Company granted 167,910 of these Market-based CEO RSUs with a total grant-date fair value of $3.2 million that will be expensed over the three-year vesting term of the awards. The actual number of shares to be issued upon completion of the time-based vesting requirement of the Market-based CEO RSUs is dependent upon the Company’s share price performance relative to the total shareholder return of Russell Microcap Index (“rTSR”) over the vesting period, ranging from 0% to 200% of the number of market-based RSUs granted. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the Market-based CEO RSUs:

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	3
Risk-free interest rate	4.25%
Volatility	105.63%
Expected dividend yield	—%
Correlation coefficient	0.3741
At September 30, 2025, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $10.9 million, which is expected to be recognized over a weighted-average period of 2.92 years.
Note 7. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount**
For the three months ended September 30, 2025
Basic EPS
Income (loss) from continuing operations	$1,432
Less: preferred stock dividends	(903)
Income (loss) from continuing operations attributable to common stockholders	529	15,142	$0.03
Income from discontinued operations, net of tax	—	15,142	$—
Income (loss) attributable to common stockholders	$529	15,142	$0.03
Diluted EPS
Income (loss) from continuing operations attributable to common stockholders	$529	15,142
Effect of dilutive stock options and unvested restricted stock		380
Diluted EPS from continuing operations	$529	15,522	$0.03

Income from discontinued operations, net of tax	$—	15,142
Effect of dilutive stock options and unvested restricted stock		380
Diluted EPS from discontinued operations	$—	15,522	$—

Income (loss) attributable to common stockholders	$529	15,142
Effect of dilutive stock options and unvested restricted stock	—	380
Diluted EPS from net income	$529	15,522	$0.03

For the three months ended September 30, 2024
Basic EPS
Income (loss) from continuing operations	$7,543
Less: preferred stock dividends	(827)
Income (loss) from continuing operations attributable to common stockholders	6,716	12,337	$0.54
Income from discontinued operations, net of tax	1,426	12,337	$0.12
Income (loss) attributable to common stockholders	$8,142	12,337	$0.66
Diluted EPS
Income (loss) from continuing operations attributable to common stockholders	$6,716	12,337
Effect of dilutive 2025 Convertible Notes	(8,879)	882
Diluted EPS from continuing operations	$(2,163)	13,218	$(0.16)

Income from discontinued operations, net of tax	$1,426	12,337
Effect of dilutive 2025 Convertible Notes		882
Diluted EPS from discontinued operations	$1,426	13,218	$0.11

Income (loss) attributable to common stockholders	$8,142	12,337
Effect of dilutive 2025 Convertible Notes	(8,879)	882
Diluted EPS from net income	$(737)	13,218	$(0.06)

For the nine months ended September 30, 2025
Basic and Diluted EPS
Income (Loss) from continuing operations	$769
Less: preferred stock dividends	(2,650)

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income (loss) from continuing operations attributable to common stockholders	(1,881)	15,056	$(0.12)
Income from discontinued operations, net of tax	(400)	15,056	$(0.03)
Income (loss) attributable to common stockholders	$(2,281)	15,056	$(0.15)

For the nine months ended September 30, 2024
Basic and Diluted EPS
Income (Loss) from continuing operations	$2,106
Less: preferred stock dividends	(2,425)
Income (loss) from continuing operations attributable to common stockholders	(319)	12,037	$(0.03)
Income from discontinued operations, net of tax	3,032	12,037	$0.25
Income (loss) attributable to common stockholders	$2,713	12,037	$0.23
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1.
(**) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive as of September 30, 2025 and 2024 (in thousands):

	As of September 30,
	2025	2024
2025 Convertible Notes*	—	847
Common stock warrants	3,018	875
Stock options*	1,486	318
Restricted stock units*	1,369	1,139
Employee stock purchase plan	35	—
Total	5,908	3,179
(*) The impact of the non-qualified stock options and restricted stock units were included in the computation of diluted EPS for the three months ended September 30, 2025 as it was dilutive for the period. The impact of the 2025 Convertible Notes was included in the computation of diluted EPS for the three months ended September 30, 2024 as it was dilutive for the period.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Stockholders' Equity (Deficit)
Warrants
In connection with various debt restructuring agreements entered into during the year ended December 31, 2024, the Company issued warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock, including the warrants noted in Note 5 – Debt. The warrants expire four years from their date of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants issued during the year ended December 31, 2024 are the only outstanding warrants as of both September 30, 2025 and December 31, 2024. As of September 30, 2025, none of the warrants had been exercised.
The number and exercise price of the warrants issued and outstanding as of September 30, 2025 are as follows:

Issuance Date	Number of Shares to Purchase with Warrants	Exercise price
June 28, 2024	550,000	$12.12
July 18, 2024	236,074	$13.37
August 2, 2024	88,534	$11.03
October 24, 2024	20,646	$12.34
November 6, 2024	180,000	$11.27
November 6, 2024	1,543,363	$12.12
November 6, 2024	29,687	$12.34
November 6, 2024	370,000	$15.77
Total	3,018,304
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of September 30, 2025 and December 31, 2024, the Company had 25,000 shares of Series E preferred stock issued and outstanding. Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $16.0 million and $13.4 million of dividends accrued, approximating $641.72 and $535.71 per preferred share, as of September 30, 2025 and December 31, 2024, respectively. The aggregate liquidation preference of the issued and outstanding shares of Series E Preferred Stock as of September 30, 2025 was $41.0 million.
Note 9. Segment, Geographic, and Concentrations of Risk Information
Segment Information
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of September 30, 2025, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$45,893	$54,032	$117,789	$143,157
Less:
Adjusted cost of revenues (1)	26,716	35,209	67,007	92,229
Adjusted research and development (2)	4,620	4,980	13,441	14,595
Adjusted sales and marketing (2)	3,998	4,022	11,594	11,862
Adjusted general and administrative (3)	4,833	3,144	11,701	9,548
Adjusted depreciation and amortization (4)	2,164	2,824	5,673	9,108
Capitalizable software development expenditures	2,445	1,359	6,806	2,922
Capitalized software development expenditures	(2,445)	(1,359)	(6,806)	(2,922)
Share-based compensation	1,850	1,193	5,105	2,714
Amortization of purchased intangible assets related to business combinations	—	330	316	990
Impairment of capitalized software	—	507	384	927
Right-of-use asset impairment	—	138	—	138
Gain on early lease termination	(443)	—	(443)	—
Debt restructuring costs	—	669	—	1,121
Gain on debt restructurings, net	—	(12,366)	—	(13,690)
Loss on extinguishment of revolving credit facility	—	—	—	788
Interest expense	885	5,731	2,844	9,686
Other (income) expense, net	(126)	72	(611)	864
Income tax provision (benefit)	(36)	36	9	171
Segment net income (loss)	$1,432	$7,543	$769	$2,106
Reconciliation of profit or loss
Income from discontinued operations, net of tax	—	1,426	(400)	3,032
Consolidated net income (loss)	$1,432	$8,969	$369	$5,138
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, gain on early lease terminations, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States and Canada	$45,832	$51,072	$117,582	$137,356
Europe (including United Kingdom)	$—	$2,866	19	4,243
Australia	$61	$90	188	1,541
Other	$—	$4	—	17
Total	$45,893	$54,032	$117,789	$143,157
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Credit Risk

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Customer Concentrations
For the three months ended September 30, 2025, two customers accounted for 71.6% and 23.6% of revenues, respectively. For the three months ended September 30, 2024, two customers accounted for 38.6% and 36.7% of revenues, respectively.
For the nine months ended September 30, 2025, two customers accounted for 63.9% and 26.9% of revenues, respectively. For the nine months ended September 30, 2024, two customers accounted for 43.3% and 31.9% of revenues, respectively.
As of September 30, 2025, two customers accounted for 82.2% and 12.9% of accounts receivable, net, respectively. As of December 31, 2024, three customers accounted for 33.6%, 22.8%, and 18.8% of accounts receivable, net, respectively.
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
Note 10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of September 30, 2025, future payments under these noncancellable purchase obligations were approximately $110.2 million.
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
Note 11. Income Taxes
Income taxes for both periods consisted primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and to state tax expense adjustments related to final returns filed for the 2024 tax year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to our effective tax.

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

Fixed wireless access solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within

Software services and other below. These devices, sold under the Wavemaker brands, are sold by mobile operators such as T-Mobile, U.S. Cellular and Verizon Wireless along with distribution and channel partners.

Software services and other: A substantial majority of our software services and other revenue comes from providing a SaaS wireless subscriber management solution (Inseego Subscribe) for carrier’s management of their government and complex enterprise customer subscriptions. Services and Other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as Software services and other revenue.
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
Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues. Revenues for the three months ended September 30, 2025 were $45.9 million, compared to $54.0 million for the same period in 2024.
The following table summarizes revenues by our two categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2025	2024	$	%
Mobile solutions	$16,037	$32,282	$(16,245)	(50.3)%
Fixed wireless access solutions	17,650	9,723	7,927	81.5
Product	33,687	42,005	(8,318)	(19.8)
Software services and other	12,206	12,027	179	1.5
Total revenues	$45,893	$54,032	$(8,139)	(15.1)
Mobile solutions. The $16.2 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to significant promotional activity in the prior period.
Fixed wireless access solutions. The $7.9 million increase in fixed wireless access solutions revenues is primarily due to the launch of our current generation indoor FWA solution that began selling in the second quarter of 2025.
Software services and other The $0.2 million increase in software services and other revenues is primarily due to increased revenue from Inseego Connect, partially offset by non-recurring engineering revenue generated in the prior period for which there was no equivalent during the current period.
Cost of revenues. Cost of revenues for the three months ended September 30, 2025 was $26.8 million, or 58.4% of revenues, compared to $35.2 million, or 65.2% of revenues, for the same period in 2024.

The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended September 30,		Change
Product Category	2025	2024	$	%
Product	$25,253	$33,592	$(8,339)	(24.8)%
Software services and other	1,556	1,640	(84)	(5.1)
Total cost of revenues	$26,809	$35,232	$(8,423)	(23.9)
Product. The $8.3 million decrease in product cost of revenues is primarily due to decreased product revenues and an increased proportion of higher margin FWA products in comparison to lower margin mobile products.
Software services and other. The $0.1 million decrease in software services and other cost of revenues is primarily due to decreased outside service costs related to Inseego Subscribe revenues and decreased non-recurring engineering revenues and the related costs of performing those services.
Gross profit. Gross profit for the three months ended September 30, 2025 was $19.1 million, or a gross margin of 41.6%, compared to $18.8 million, or a gross margin of 34.8%, for the same period in 2024. The increase in both gross profit and gross margin is primarily due to an increased proportion of higher margin service and FWA revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$4,878	$5,176	$(298)	(5.8)%
Sales and marketing	4,198	4,125	73	1.8
General and administrative	5,689	4,822	867	18.0
Depreciation and amortization	2,164	3,154	(990)	(31.4)
Impairment of capitalized software	—	507	(507)	*
Total	$16,929	$17,784	$(855)	(4.8)
Research and development expenses. Research and development expenses for the three months ended September 30, 2025 were $4.9 million, or 10.6% of revenues, compared to $5.2 million, or 9.6% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the three months ended September 30, 2025, which resulted in a lower percentage of research and development costs being recorded as operating expenses, and decreased annual incentive bonus accruals, partially offset by increased outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2025 were $4.2 million, or 9.1% of revenues, compared to $4.1 million, or 7.6% of revenues, for the same period in 2024. The increase in sales and marketing expenses was primarily due to increased compensation costs due to increased headcount, partially offset by decreased sales commissions, as a result of lower sales, and decreased annual incentive bonus accruals.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2025 were $5.7 million, or 12.4% of revenues, compared to $4.8 million, or 8.9% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO who was hired in January 2025 and an increase in compensation costs due to increased headcount, partially offset by a gain on early lease termination recorded during the three months ended September 30, 2025.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2025 were $2.2 million, or 4.7% of revenues, compared to $3.2 million, or 5.8% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable until future quarters when they go to market and the ending of useful life of certain amortizable purchased intangibles.
Impairment of capitalized software. For the three months ended September 30, 2025 and 2024, we recorded impairments of $0.0 million and $0.5 million, respectively.

Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended September 30,		Change
Other (expense) income	2025	2024	$	%
Interest expense	$(885)	$(5,731)	$4,846	(84.6)%
Gain on debt restructurings, net	—	12,366	(12,366)	*
Other income (expense), net	126	(72)	198	*
Total	$(759)	$6,563	$(7,322)	*
* Percentage not meaningful
Interest expense. The $4.8 million decrease in interest expense for the three months ended September 30, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024 and the full repayment of the remaining Notes on May 1, 2025, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Gain on debt restructurings, net. The $12.4 million net gain on debt restructurings for the three months ended September 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings completed during 2024 as part of our overall capital structure management efforts.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2025 and 2024 was $0.1 million and $(0.1) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025.
Income tax provision (benefit). Income tax provision (benefit) was less than $0.1 million for both the three months ended September 30, 2025 and 2024.
Income (Loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2024 was $1.4 million. There was no income (loss) from discontinued operations during the three months ended September 30, 2025 as the Telematics Business was sold in November 2024.

Preferred stock dividends. During the three months ended September 30, 2025 and 2024, we recorded dividends of $0.9 million and $0.8 million, respectively, on our Series E preferred stock.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues. Revenues for the nine months ended September 30, 2025 were $117.8 million, compared to $143.2 million for the same period in 2024.
The following table summarizes revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2025	2024	$	%
Mobile solutions	$47,499	$73,431	$(25,932)	(35.3)%
Fixed wireless access solutions	34,064	37,222	(3,158)	(8.5)
Product	81,563	110,653	(29,090)	(26.3)
Software services and other	36,226	32,504	3,722	11.5
Total revenues	$117,789	$143,157	$(25,368)	(17.7)
Mobile solutions. The $25.9 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to significant promotional activity in the prior period.
Fixed wireless access solutions. The $3.2 million decrease in fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners during the first three months of 2025 as we transitioned to our next generation of fixed wireless access products that launched during the second quarter of 2025 combined with decreased sales in our channel program.
Software services and other The $3.7 million increase in software services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract renewal with a major customer that was executed in April 2024.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2025 was $67.2 million, or 57.1% of revenues, compared to $92.3 million, or 64.5% of revenues, for the same period in 2024.
The following table summarizes cost of revenues by category (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2025	2024	$	%
Product	$63,014	$86,812	$(23,798)	(27.4)%
Software services and other	4,193	5,492	(1,299)	(23.7)
Total cost of revenues	$67,207	$92,304	$(25,097)	(27.2)
Product. The $23.8 million decrease in product cost of revenues is primarily due to decreased product revenues, partially offset by an increased proportion of higher cost FWA products in comparison to lower cost mobile products.
Software services and other. The $1.3 million decrease in software services and other cost of revenues is primarily due to decreased outside service costs related to Inseego Subscribe revenues, decreased annual incentive bonus accruals, and decreased non-recurring engineering revenues and the related costs of performing those services.
Gross profit. Gross profit for the nine months ended September 30, 2025 was $50.6 million, or a gross margin of 42.9%, compared to $50.9 million, or a gross margin of 35.5%, for the same period in 2024. The decrease in gross profit is primarily due to decreased product revenues, partially offset by increased Inseego Subscribe service revenues. The increase in gross margin is primarily due to a increased proportion of higher margin service revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$14,233	$15,032	$(799)	(5.3)%
Sales and marketing	12,083	12,176	(93)	(0.8)
General and administrative	14,882	12,695	2,187	17.2
Depreciation and amortization	5,989	10,098	(4,109)	(40.7)
Impairment of capitalized software	384	927	(543)	(58.6)
Total	$47,571	$50,928	$(3,357)	(6.6)
Research and development expenses. Research and development expenses for the nine months ended September 30, 2025 were $14.2 million, or 12.1% of revenues, compared to $15.0 million, or 10.5% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the nine months ended September 30, 2025, which resulted in a lower percentage of research and development costs being recorded as operating expenses, and decreased annual incentive bonus accruals, partially offset by increased compensation costs related to increased headcount, increased prototype and certification costs, and outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2025 were $12.1 million, or 10.3% of revenues, compared to $12.2 million, or 8.5% of revenues, for the same period in 2024. The decrease in sales and marketing expenses was primarily due to decreased sales commissions as a result of lower sales and decreased annual incentive bonus accruals, partially offset by increased sales personnel-related compensation costs as a result of an increase in overall sales headcount.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2025 were $14.9 million, or 12.6% of revenues, compared to $12.7 million, or 8.9% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO who was hired in January 2025, partially offset by a gain on early lease termination recorded during the nine months ended September 30, 2025.
Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2025 were $6.0 million, or 5.1% of revenues, compared to $10.1 million, or 7.1% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable during all or most of the nine months ended September 30, 2025 and the ending of the useful life of certain amortizable purchased intangibles.
Impairment of capitalized software. For the nine months ended September 30, 2025 and 2024, we recorded impairments of $0.4 million and $0.9 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Nine Months Ended September 30,		Change
Other (expense) income	2025	2024	$	%
Interest expense	$(2,844)	$(9,686)	$6,842	(70.6)
Loss on extinguishment of revolving credit facility	—	(788)	788	*
Gain on debt restructurings, net	—	13,690	(13,690)	*
Other income (expense), net	611	(864)	1,475	*
Total	$(2,233)	$2,352	$(4,585)	*
* Percentage not meaningful
Interest expense. The $6.8 million decrease in interest expense for the nine months ended September 30, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024 and the full repayment of the remaining Notes on May 1, 2025, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Loss on extinguishment of revolving credit facility. The $0.8 million loss on extinguishment of revolving credit facility for the nine months ended September 30, 2024 relates to the terminations of the Company’s Prior Credit Facility in April 2024.

Gain on debt restructurings, net. The $13.7 million net gain on troubled debt restructurings for the nine months ended September 30, 2024 is a result of the Company’s various 2025 Convertible Notes restructurings completed during 2024 as part of our overall capital structure management efforts.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2025 and 2024 was $0.6 million and $(0.9) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025 and a decrease in consulting and legal fees that were incurred during 2024 related to the preliminary stages of the Company’s capital structure management efforts.
Income tax provision (benefit). Income tax provision (benefit) for the nine months ended September 30, 2025 and 2024 was a provision of $0.0 million and $0.2 million, respectively.
Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2025 and 2024 was $(0.4) million and $3.0 million, respectively. The change in income (loss) from discontinued operations is due to the sale of the Telematics Business in November 2024.
Preferred stock dividends. During the nine months ended September 30, 2025 and 2024, we recorded dividends of $2.7 million and $2.4 million, respectively, on our Series E preferred stock.

Liquidity and Capital Resources
As of September 30, 2025, the Company had available cash and cash equivalents totaling $14.6 million and maintained positive working capital of $13.1 million. The Company had negative cash outflows from operations of $4.8 million for the nine months ended September 30, 2025, but this was largely due to timing of cash receipts on accounts receivable balances and the payout of the Company’s annual bonuses that were fully accrued for at December 31, 2024.
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of September 30, 2025.
Obligations under the Working Capital Facility are secured by a continuing security interest in substantially all property of Inseego Corp. and certain of its subsidiaries, subject to customary exclusions. Availability under the Working Capital Facility is determined monthly as the excess of a borrowing base (“Borrowing Base”), comprised of a percentage of eligible accounts receivable and eligible inventory, over the total loans outstanding under the Working Capital Facility. If the aggregate outstanding amount of the Working Capital Facility exceeds the Borrowing Base at any time, the excess amount shall be payable on demand by BMO.
Loans made under the Working Capital Facility bear interest at a Term Secured Overnight Financing Rate (“SOFR”), as defined in the Working Capital Facility Agreement, plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. Interest on loans made under the Working Capital Facility are paid in cash, in arrears, on a semi-annual basis.
As of September 30, 2025, outstanding borrowings and availability to borrow under the Working Capital Facility were $0.0 million and $14.5 million, respectively.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) had a principal balance of $14.9 million as of December 31, 2024 and matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $40.9 million as of September 30, 2025 and mature on May 1, 2029.
While the Company’s liquidity and financial results had several positive developments in 2025, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to maintain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. In order to effect the restructuring or refinancing of the Company’s obligations, or if events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
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
Contractual Obligations and Commitments
As of September 30, 2025, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2025, our future payments under these noncancellable purchase obligations were approximately $110.2 million.
•$40.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part I Item 1, Note 5 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations, other than the full repayment upon maturity of the 2025 Convertible Notes, during the three or nine months ended September 30, 2025.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows from continuing operations	$(3,855)	$40,679
Operating cash flows from discontinued operations	(908)	7,031
Net cash provided by (used in) operating activities	(4,763)	47,710

Investing cash flows from continuing operations	(6,442)	(3,638)
Investing cash flows from discontinued operations	710	(16)
Net cash used in investing activities	(5,732)	(3,654)

Financing cash flows from continuing operations	(14,641)	(32,811)
Financing cash flows from discontinued operations	—	—
Net cash used in financing activities	(14,641)	(32,811)

Effect of exchange rates on cash	99	(1,682)
Net increase (decrease) in cash and cash equivalents	(25,037)	9,563
Cash and cash equivalents, beginning of period	39,596	2,409
Cash and cash equivalents, end of period	$14,559	$11,972
Operating activities.
Net cash used in operating activities for the nine months ended September 30, 2025 is primarily comprised of a $0.8 million net loss from continuing operations during the period and net cash used for working capital of $16.3 million, which was largely due to timing of cash receipts on accounts receivable balances and the payout of the Company’s annual bonuses that were fully accrued for at December 31, 2024, partially offset by non-cash charges, including depreciation and amortization of $6.1 million and share-based compensation expense of $5.1 million.
Net cash provided by operating activities for nine months ended September 30, 2024 is comprised of cash flows from continuing operations of $40.7 million and cash flows from discontinued operations of $7.0 million. The cash inflows from continuing operations were primarily related to net cash provided by working capital of $32.7 million, partially offset by a net loss from continuing operations of $2.1 million that was offset by net non-cash charges, including depreciating and amortization of $10.2 million, amortization of debt discount and debt issuance costs of $4.4 million, share-based compensation expense of $2.7 million, and a gain on debt restructurings, net of $13.7 million.
Investing activities.
Net cash used in investing activities during the nine months ended September 30, 2025 is primarily comprised of $6.1 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities for the nine months ended September 30, 2024 is primarily comprised of $3.6 million of cash outflows related to the development of software in support of our products and services.
Financing activities.
Net cash used in financing activities during the nine months ended September 30, 2025 is primarily comprised of the repayment of the remaining $14.9 million 2025 Convertible Notes principal balance, partially offset by $0.3 million of cash received from exercises of stock options.
Net cash used in financing activities for the nine months ended September 30, 2024 is comprised of cash outflows of $33.8 million from the repurchase of a portion of our convertible notes and $4.9 million from the termination and repayment of our Prior Credit Facility, partially offset by net cash inflows of $5.9 million from the issuance and partial repayment of our short-term loan and common stock warrants.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only fixed-rate borrowings, made under the 2029 Senior Secured Notes, had an outstanding principal balance of $40.9 million as of September 30, 2025. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of September 30, 2025 and December 31, 2024, we had no variable-rate borrowings.
Working Capital Facility
We have been exposed to interest rate risk associated with fluctuations in interest rates on our Working Capital Facility. As of September 30, 2025, assuming our Working Capital Facility was fully drawn up to the $15.0 million borrowing base, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the nine months ended September 30, 2025, sales denominated in foreign currencies were approximately 0.3% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, Canadian Dollar, and Australian Dollar. For the nine months ended September 30, 2025, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by less than $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.     Exhibits.

Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	10-Q	3.2	5/9/2025
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
10.1	Credit and Security Agreement, dated August 5, 2025	8-K	10.1	8/7/2025
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer