Form 10-K
period 2025-12-31
INSEEGO CORP.
filed 2026-02-20
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2025, as reported by The Nasdaq Global Select Market, was approximately $88.2 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 13, 2026 was 16,218,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•our ability to mitigate the impact of trade restrictions, tariffs, or other government-imposed sanctions;
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
•our ability to hire, retain and manage qualified personnel to maintain and expand our business;
•infringement claims with respect to intellectual property contained in our solutions;
•conducting business abroad, including foreign currency risks; and
•the impact of high rates of inflation and rising interest rates.
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

PART I
Item 1.    Business
Overview
Inseego is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These devices are specifically built for the carrier, enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. We also provide a Communication Service Provider (“CSP”) subscriber lifecycle management SaaS solution for carriers’ management of their government and complex enterprise customer subscriptions.
Our 5G products and associated cloud solutions are designed in the U.S. and are used in networks where internet reliability and security is of the utmost importance. These products support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
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
Recent Developments
Repurchase of Preferred Stock
On January 14, 2026 (the “Closing Date’), the Company entered into an Exchange Agreement (the “Exchange Agreement”) with an affiliate of Mubadala Capital (the “Holder”), which held all 25,000 outstanding shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series E (the “Preferred Stock”).
Pursuant to the Exchange Agreement, on the Closing Date all of the outstanding shares of Preferred Stock, which had a liquidation value of $42 million as of December 31, 2025, were surrendered and forfeited by the Holder in exchange for the following consideration, having an aggregate value of approximately $26 million and representing a discount of approximately 38% to the liquidation value: (i) $10 million in cash, one-third of which was paid on the Closing Date and the balance of which will be paid in two equal installments on the six and twelve month anniversaries of the Closing Date; (ii) 767,165 shares of the Company’s common stock (the “Common Shares”), and (iii) $8 million in additional principal amount of the Company’s existing 2029 Senior Secured Notes. The Common Shares and the 2029 Senior Secured Notes were issued to the Holder on the Closing Date.
The Exchange Agreement provides the Holder with customary registration rights with respect to the Common Shares, pursuant to which, among other things, the Company agreed to file a registration statement with the Securities and Exchange Commission within six months following the Closing Date.
Industry Trends
As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile networks, especially around broadband speeds and network capacity, is expanding the market beyond traditional wireless which was predominantly focused on smartphones. The new capabilities of 5G technology and additional capacity provided by spectrum auctions is allowing mobile operators to enter the home and business broadband markets. These network enhancements allow enterprise and SMB customers to enable a multitude of business applications to their distributed sites and employees in an economical way. It is also expected that 5G will enable a variety of new low latency use cases once the complete mid-band and core networks are built out. These use cases include telemedicine, industrial automation, robotics, AR/VR, edge computing, cloud gaming, and other applications.
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
•Keep enhancing our 5G WWAN devices portfolio by leveraging our core mobile technologies and platforms. We intend to keep enhancing our 5G WWAN portfolio in partnership with our key customers to bring the latest 5G capabilities to the enterprise and SMB market segments.
•Expand our go-to-market to enterprise and SMB customers. We will continue to enhance our routes to market through mobile operators, multiple system operators, channel partners, and OEM partners who sell into these market segments.
•Improve SaaS solution penetration. We are focused on continuing to improve our recurring subscription revenue by providing value added capabilities to our customers through the cloud solutions that we develop.
◦Our cloud management solution (Inseego Connect) manages all of our mobile hotspots, gateways and routers deployed at distributed locations with a single pane of glass for ease of deployment and monitoring of all the connections.
◦Our wireless subscriber lifecycle management solution (Inseego Subscribe) is specifically built for carrier servicing of government and enterprise customers and is currently deployed in North America with a large carrier with several million end users.
Our Business
We provide a portfolio of high performance 5G WAN products as well as cloud solutions for the enterprise and SMB market segments. Our 4G and 5G devices connect end users with high performance broadband for both mobile and fixed wireless use cases. These solutions include “MiFi" ™ hotspots, routers, and gateways for a wide variety of end user deployments. We offer a cloud solution used for managing edge devices including security, status, configuration and software used at all of a customer’s locations. We also provide a CSP subscriber lifecycle management solution that is used to manage a carrier’s government and complex enterprise customer subscriptions.
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
We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Software Services and Other.
Mobile Solutions
Our 5G and 4G mobile broadband (MiFi) business has been driving advanced wireless mobile technologies for a multitude of consumer and enterprise applications for over 20 years. In the 2000s, Inseego invented mobile hotspots sold under the MiFi ™ brand. During the 2010s, Inseego was a leader in the 4G mobile MiFi ™ market—delivering the highest 4G mobile hotspot performance in the market. In 2019, Inseego developed and produced the world’s first 5G mobile hotspot and in early 2026 we plan to introduce our new generation using the Qualcomm SDX72 chipset.
Our MiFi customer base is primarily comprised of mobile operators. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Software Services and Other below.
Fixed Wireless Access Solutions
Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Software Services and Other below. These devices, sold under the Wavemaker brand, are sold by mobile operators such as T-Mobile, Verizon Wireless, and AT&T along with distribution and channel partners.
Software Services and Other
A substantial majority of our software services and other revenue comes from providing a SaaS CSP wireless subscriber lifecycle management solution (“Inseego Subscribe”) for carrier’s management of their government and complex enterprise customer subscriptions. Software services and other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as software services and other revenue.
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
Our products compete with a variety of solutions providers in different market segments. Our current competitors include:
•Mobile broadband – Companies such as Netgear, Franklin Wireless, TCL, ZTE, Orbic, and Sonim
•Fixed wireless access – Companies such as Nokia, Ericsson Wireless Solutions, ZTE, Peplink, Teltonika and Cisco
As the market for our products and services expands, other entrants may seek to compete with us either directly or indirectly.
Research and Development
Our research and development efforts are focused on developing innovative 5G mobile broadband and fixed wireless access solutions that includes mobile hotspots, gateways and routers. We also develop associated cloud management and enterprise networking cloud solutions to provide an end-to-end solution to our customers, including for our subscriber lifecycle management platform. We will continue to improve the functionality, design and performance of our current products and solutions.
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

Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 45 patents, which expire at various times between 2026 and 2042.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, ”Wavemaker”, “Clarity”, and “Skyus.”
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
Our customers for our 5G products include mobile operators such as Verizon Wireless, T-Mobile, AT&T TD Synnex, Get Wireless, and Fastental , amongst others. Customers for our device management solutions include mobile operators such as T-Mobile.
A significant portion of our revenue during the year ended December 31, 2025 came from two customers, Verizon and T-Mobile, which together represented approximately 89% of our total revenues for the year ended December 31, 2025. We intend to continue diversifying our customer base, a recent example of which is the inclusion of our FX4200 5G FWA device in AT&T Business’s device offerings.
Manufacturing and Operations
The hardware at the core of our products is produced by contract manufacturers. Our primary contract manufacturers include Hon Hai Precision Industry Co., Ltd. (“Foxconn”) and Inventec Appliance Corporation (“IAC”). Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are primarily located in Asia and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.
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
Employees
At December 31, 2025, we had 275 employees, 266 of whom were full-time employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
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
SUMMARY OF RISK FACTORS
Risks Related to Our Ability to Generate Revenues
•We depend upon two customers for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our business with either of these customers.
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
•If customers do not adopt and/or renew our software services, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.
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
•We are required to comply with certain financial and other covenants under the terms of our 2029 Senior Secured Notes and our Working Capital Facility (as defined below) and, if we fail to meet those financial or other covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
•We may rely on borrowings under the Working Capital Facility and the accounts receivable securitization facility to provide funds to operate our business and make capital expenditures, and our business could be adversely affected if those facilities are not available to be drawn, or amounts available to be drawn are reduced.
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
•Tariffs and other trade restrictions may have an adverse impact on our business, operations and financial results.
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
•Future issuances of common stock upon exercise of warrants or pursuant to employee equity awards may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
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
RISKS RELATED TO OUR ABILITY TO GENERATE REVENUES
We depend upon two customers for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our business with either of these customers.
Sales to Verizon Wireless and T-Mobile collectively accounted for 89% and 76% of our consolidated revenues for the years ended December 31, 2025 and 2024, respectively. Revenues from T-Mobile generated through our wireless subscriber lifecycle management solution (Inseego Subscribe) makes up a substantial majority of our Software Services and Other revenue. While we have accelerated our engagements with prospective new customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless and T-Mobile will continue to account for a substantial portion of our revenues, and any impairment of our relationship or reduction in our services with Verizon Wireless or T-Mobile would adversely affect our business and financial position. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless or T-Mobile could have a detrimental impact on our revenue, bottom line and cash position.
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
We generally seek to sell our software services and enterprise solutions pursuant to customer agreements with multi-year terms and subscriptions. However, our customers have no obligation to renew these agreements after their initial terms expire. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
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
If customers do not adopt and/or renew our software services, we may not be able to monetize these software assets and realize a key part of our growth and profitability strategy.
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

Our current competitors include:
•Mobile broadband – Companies such as Netgear, Franklin Wireless, TCL, ZTE, Orbic, and Sonim
•Fixed wireless access – Companies such as Nokia, Ericsson Wireless Solutions, ZTE, Peplink, Teltonika and Cisco
We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies which, if successful, could reduce our sales and the market acceptance of our products, generate increased price competition and make our products obsolete. For our products to remain competitive, we must, among other things, continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or will continue to have sufficient resources to make these investments or that we will be able to make the technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors’ products.
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
We currently outsource the manufacturing of many of our products to companies including Foxconn and Inventec Appliances Corporation. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers are obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
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
Our services use hardware and software from various third parties, some of which are procured from single suppliers. For example our MiFi mobile hotspots and fixed wireless access devices rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. As an example, there is currently a worldwide shortage of memory chips, which could impact our operations if we are unable to secure adequate supply of memory chips for our products. In addition our financial results could be impacted if we obtain memory chips at inflated prices and are unable to pass on these price increases to our customers. If there is a shortage or interruption in the availability to us of any such components and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and may not be able to meet particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations could be adversely affected.
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
As of December 31, 2025, we had outstanding indebtedness of approximately $40.9 million in outstanding principal amount of our 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”). On January 14, 2026 we issued an additional $8.0 million in principal amount of the 2029 Senior Secured Notes in connection with the repurchase of our Preferred Stock. The 2029 Senior Secured Notes have a maturity date of May 1, 2029.
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
We are required to comply with certain financial and other covenants under the terms of our 2029 Senior Secured Notes and our Working Capital Facility and, if we fail to meet those financial or other covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such obligations.
The Indenture that sets forth the terms of the 2029 Senior Secured Notes (the “2029 Senior Secured Notes Indenture”) and the credit agreement that sets forth the terms of the Working Capital Facility (the “Working Capital Facility Agreement”) contain various covenants which put certain restrictions on our ability to incur liens, sell or transfer assets, incur other indebtedness, pay dividends, make investments, enter into transactions with affiliates, make other distributions or payments on account of any redemption, retirement or purchase of any capital stock or pay certain other indebtedness. The restrictions in the 2029 Senior Secured Notes Indenture and the Working Capital Facility impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our, or our stockholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the 2029 Senior Secured Notes Indenture and the Working Capital Facility Agreement. Our obligations under the 2029 Senior Secured Notes and the Working Capital Facility are secured by a continuing security interest in all property (other than certain excluded collateral) of the Company and each of the obligors or borrower parties thereunder, respectively.

Our inability to comply with any of the provisions of the 2029 Senior Secured Notes Indenture or the Working Capital Facility Agreement could result in a default under such applicable agreement. If such a default occurs, the noteholders or the lenders, as applicable may elect to demand payment in full of all or any portion of our obligations under the 2029 Senior Secured Notes or the Working Capital Facility, as applicable and, among other remedies, foreclose on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We may rely on borrowings under the Working Capital Facility to provide funds to operate our business and make capital expenditures, and our business could be adversely affected if those facilities are not available to be drawn, or amounts available to be drawn are reduced.
In order to support our operations and make capital expenditures, we may borrow funds under the Working Capital Facility. The amount of borrowings permitted at any time under the Working Capital Facility is limited to a periodic borrowing base valuation of the collateral thereunder. Borrowings under the Working Capital Facility are principally supported by pledges of inventory and accounts receivable. As a result, our access to credit under the Working Capital Facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, and, in the case of the Working Capital Facility, certain discretionary rights of the agent in respect of the calculation of such borrowing base value. If our access to such financing was unavailable or reduced, our liquidity, results of operations and financial position may be adversely affected, which could cause material harm to our business. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, tariffs and taxes. Recent U.S. administrations have have implemented substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. The current U.S. administration has announced increased tariffs and may put additional tariffs in place in the future. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.
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
At December 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2025 and 2022 and prior of approximately $374.0 million. Approximately $119.6 million of these NOLs have no expiration date. The remainder will begin to expire in 2030, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2025 of approximately $64.8 million, which begin to expire in 2031, unless previously utilized, and no foreign NOLs for its active foreign subsidiaries. At December 31, 2025, the Company had federal research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.7 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.9 million, which have no expiration date. It is possible that we will not generate taxable income in time to use these NOLs before their expiration and additional NOLs will expire unused.
Under legislative changes made in December 2017, as modified by federal tax law changes enacted in March 2020, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but, for tax years beginning after December 31, 2020, the deductibility of such net operating losses is limited. Also, certain states have begun to limit the utilization of NOLs. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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

Future issuances of common stock upon exercise of our outstanding warrants or pursuant to employee equity awards may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
As of December 31, 2025, we had approximately 2.9 million outstanding warrants which are currently exercisable at the option of the holders, at exercise prices ranging from $11.27 to $15.77 per share. We also have granted equity awards to our executive officers and certain employees. As of December 31, 2025 there were 1,517,039 stock options outstanding, with a weighted average exercise price of $16.70, and 1,846,156 non-vested restricted stock units.
Certain provisions in the 2029 Senior Secured Notes Indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2029 Senior Secured Notes Indenture could make it more difficult or more expensive for a third party to acquire us and could delay or prevent an otherwise beneficial takeover or takeover attempt. For example, if a takeover would constitute a fundamental change (as defined in the 2029 Senior Secured Notes Indenture and/or the Indenture), holders of the 2029 Senior Secured Notes will have the right to require us to repurchase their notes in cash. As a result, our obligations under the 2029 Senior Secured Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.
Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over the Company.
As of December 31, 2025, Golden Harbor Ltd. and North Sound Management Inc. (together the “Investors”) and their affiliates beneficially owned an aggregate of approximately 18.3% and 13.9%, respectively, for an aggregate of approximately 32.2%, of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
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
In addition, we have an IT Security Committee comprised of our top executives from across the Company, including our Chief Executive Officer, Chief Financial Officer, Vice President, Legal and Commercial Operations, and our Vice President, IT Transformation and AI. The IT Security Committee meets quarterly to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our IT Security Committee to identify and assess potential cybersecurity risks across our business operations.
Our information security team is led by our Vice President, IT Transformation and AI, who has multiple years of experience in information technology and cybersecurity. The information security team conducts periodic assessment and testing of our policies, standards, processes, and practices that are designed to address a multitude of potential cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing, adoption and regular evaluation of incident response plans and procedures, regular team member email phishing test campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, team member cybersecurity awareness training, regular audits & evaluations of internal and third-party systems, and continuous improvement of the information security management system.
Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition.
Item 2.    Properties
Our principal executive office is located in San Diego, California. Our corporate offices are located in San Diego, California where we lease approximately 25,000 square feet under lease agreements that expire in August 2027 and August 2030, in addition to approximately 12,000 square feet under a separate lease agreement that expires in July 2027. We further lease space in various geographic locations primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
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
Number of Stockholders of Record
As of February 13, 2026, there were approximately 19 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Overview
Inseego is a leader in the design and development of cloud-managed wireless wide area network (“WAN”) and intelligent edge solutions. Our 5G WAN portfolio is comprised of secure and high-performance mobile broadband and fixed wireless access (“FWA”) solutions with associated cloud solutions for real time WAN visibility, monitoring, automation and control with centralized orchestration of network functions. These devices are specifically built for the carrier, enterprise and small and medium business (“SMB”) market segments with a focus on performance, scalability, quality and enterprise grade security. We also provide a Communication Service Provider (“CSP”) subscriber lifecycle management SaaS solution for carriers’ management of their government and complex enterprise customer subscriptions.
Our 5G products and associated cloud solutions are designed in the U.S. and are used in networks where internet reliability and security is of the utmost importance. These products support applications such as business broadband for both mobile and fixed use cases, enterprise networking and software-defined wide area network (“SD-WAN”) failover management.
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
Business Segment Reporting
We operate as one business segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point the Company’s CODM became its Chief Executive Officer (“CEO”). Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. As such, our operations constitute a single operating segment and one reportable segment.
Recent Developments
Repurchase of Preferred Stock
On January 14, 2026, the Company entered into an Exchange Agreement with the Holder of all of the outstanding shares of the Company’s Preferred Stock.
Pursuant to the Exchange Agreement, on the Closing Date all of the 25,000 outstanding shares of Preferred Stock, which had a liquidation value of $42 million as of December 31, 2025, were surrendered and forfeited by the Holder in exchange for the following consideration, having an aggregate value of approximately $26 million and representing a discount of approximately 38% to the liquidation value: (i) $10 million in cash, one-third of which was paid on the Closing Date and the balance of which will be paid in two equal installments on the six and twelve month anniversaries of the Closing Date; (ii) 767,165 shares of the Company’s common stock, and (iii) $8 million in additional principal amount of the Company’s existing 2029 Senior Secured Notes. The Common Shares and the 2029 Senior Secured Notes were issued to the Holder on the Closing Date.
The Exchange Agreement provides the Holder with customary registration rights with respect to the Common Shares, pursuant to which, among other things, the Company agreed to file a registration statement with the Securities and Exchange Commission within six months following the Closing Date.

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
Divestiture of Telematics Business
As previously noted in Part I. Item 1. Business, on September 16, 2024, the Company and its subsidiary Inseego SA (Pty) Ltd (“Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Light Sabre SPV Limited (which subsequently novated its benefits and obligations under the Purchase Agreement to Ctrack Holdings (the “Purchaser”)), pursuant to which Inseego agreed to sell to the Purchaser the entire issued share capital of the Company’s Inseego International Holdings Limited subsidiary in exchange for approximately $52.0 million in cash, subject to certain adjustments. Upon completion of the sale, which occurred on November 27, 2024, the Purchaser acquired the Company’s telematics solutions business (the “Telematics Business”), which had operations in the United Kingdom, the European Union, Australia and New Zealand. The Purchase Agreement provided for a working capital adjustment, which was determined in December 2024 and funded in January 2025, resulting in an increase to the initial purchase consideration of $0.7 million as a result of changes in closing working capital and net debt.
The Company’s decision to divest its Telematics Business was based on a review of the strategic fit of the business with the Company’s North American-centric 5G wireless solutions business and the Company’s previously stated goal to continue to significantly deleverage its capital structure. The sale of the Telematics Business further supports the Company’s streamlining of its focus and resources on what it believes to be the strongest growth opportunities around its core product offerings.
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
Factors Which May Influence Future Results of Operations
Revenues. We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Software Services and Other. A description of each of the current revenue classifications is as follows:

Mobile solutions: Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Software Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include T-Mobile, Verizon Wireless, and AT&T in the United States, Rogers and Telus in Canada, and various companies in other vertical markets.

Fixed wireless access solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Software Services and Other below. These devices, sold under the Wavemaker brand, are sold by mobile operators such as T-Mobile, Verizon Wireless, and AT&T along with distribution and channel partners.

Software Services and Other: A substantial majority of our software services and other revenue comes from providing a SaaS CSP wireless subscriber lifecycle management solution (“Inseego Subscribe”) for carrier’s management of their government and complex enterprise customer subscriptions. Software services and other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as software services and other revenue.

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
Cost of Revenues. Cost of revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, royalties, operations overhead, costs associated with cancellation of purchase orders and costs related to outside services. Also included in cost of revenues are costs related to write downs for excess and obsolete inventory and provisions for contract manufacturer liabilities. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. Our operating costs consist of four primary categories: research and development, sales and marketing, general and administrative, and depreciation and amortization costs.
Research and development is at the core of our ability to produce innovative, leading-edge products. These expenses consist primarily of the cost of internal and third-party engineers and technicians who design and test our highly complex products, the cost of testing and certification services, including prototypes, and other necessary expenditures.
Sales and marketing expenses consist primarily of our sales force and product-marketing professionals. In order to maintain strong sales relationships, we provide co-marketing, trade show support and product training. We are also engaged in a variety of marketing activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, information technology, and professional fees. This category also includes the expenses needed to operate as a publicly traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses.
Depreciation and amortization expenses. Our depreciation and amortization expenses primarily include amortization of capitalized software projects, depreciation on our property, plant, and equipment, and amortization of intangibles purchased through acquisitions.
Impairment of capitalized software. Impairment expenses can be recorded on capitalized balances related to software intended for internal use and on software intended to be sold. Impairments of capitalized software intended for internal use are recorded when the carrying value of the asset group to which the software belongs is not recoverable and exceeds its fair value. Impairments of capitalized software intended to be sold are recorded when the net realizable value of the asset falls below its carrying value.
Operating Results. Our results are affected by numerous macroeconomic factors including inflation, consumer spending confidence, component costs and global supply chains. The existence of inflation in the U.S. and global economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates and other similar effects. If the inflation rate increases, it could affect our expenses, especially employee compensation expense. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced operating budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. Such increases have, and may continue to have, a negative impact on the Company’s revenue and profit margins, if the selling prices of products do not increase with the increased costs. Recently, a worldwide shortage of memory chips has occurred, which could impact our operations if we are unable to secure adequate supply of memory chips for our products. In addition our operating results could be impacted if we obtain memory chips at inflated prices and are unable to pass on these price increases to our customers
Results of Operations
The following table sets forth our consolidated statements of operations in dollars (in thousands) and expressed as a percentage of revenues, derived from the accompanying consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2025		2024
Revenues:
Mobile solutions	$67,928	40.9%	$98,930	51.7%
Fixed wireless access solutions	49,751	29.9	47,649	24.9
Product revenues	117,679	70.8	146,579	76.6
Software services and other	48,509	29.2	44,665	23.4
Total revenues	166,188	100.0	191,244	100.0
Cost of revenues:
Product	89,523	53.9	115,390	60.3
Software services and other	5,669	3.4	7,057	3.7
Total cost of revenues	95,192	57.3	122,447	64.0
Gross profit	70,996	42.7	68,797	36.0
Operating costs and expenses:
Research and development	19,801	11.9	20,596	10.8
Sales and marketing	17,398	10.5	15,951	8.3
General and administrative	20,761	12.5	17,240	9.0
Depreciation and amortization	8,336	5.0	12,368	6.5
Impairment of capitalized software	384	0.2	927	0.5
Total operating costs and expenses	66,680	40.1	67,082	35.1
Operating income	4,316		1,715
Other income (expense):
Loss on debt restructurings, net	—		(2,851)
Loss on extinguishment of revolving credit facility	—		(788)
Interest expense	(3,771)		(10,906)
Other income (expense), net	737		(850)
Income (loss) before income taxes	1,282		(13,680)
Income tax provision	44		689
Income (loss) from continuing operations	1,238		(14,369)
Income (Loss) from discontinued operations (net of income tax provision of $400 and $1,956, respectively)	(400)		18,941
Net income	838		4,572
Preferred stock dividends	(3,574)		(3,269)
Net income (loss) attributable to common stockholders	$(2,736)		$1,303

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues. Revenues for the year ended December 31, 2025 were $166.2 million, a decrease of $25.1 million, or 13.1%, compared to the same period in 2024.
The following table summarizes revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2025	2024	$	%
Mobile solutions	$67,928	$98,930	$(31,002)	(31.3)%
Fixed wireless access solutions	49,751	47,649	2,102	4.4
Product revenues	117,679	146,579	(28,900)	(19.7)
Software services and other	48,509	44,665	3,844	8.6
Total	$166,188	$191,244	$(25,056)	(13.1)
Mobile solutions. The $31.0 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to significant promotional activity in the prior period.
Fixed wireless access solutions. The $2.1 million increase in fixed wireless access solutions revenues is primarily due to increased sales of current generation of fixed wireless access products to one of our carrier partners that launched during the second quarter of 2025, partially offset by decreased sales in our channel program.
Software services and other. The $3.8 million increase in software services and other revenues is primarily due to increased Inseego Subscribe revenues related to the terms of a two-year service contract with a major customer that was executed in April 2024 and subsequently extended through July 2026.
Cost of revenues. Cost of revenues for the year ended December 31, 2025 was $95.2 million, or 57.3% of revenues, compared to $122.4 million, or 64.0% of revenues, for the same period in 2024.
The following table summarizes cost of revenues by category (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2025	2024	$	%
Product	$89,523	$115,390	$(25,867)	(22.4)%
Software services and other	5,669	7,057	(1,388)	(19.7)
Total	$95,192	$122,447	$(27,255)	(22.3)
Product. The $25.9 million decrease in product cost of revenues is primarily due to decreased product revenues.
Software services and other. The $1.4 million decrease in software services and other cost of revenues is primarily due to decreased outside service costs related to Inseego Subscribe revenues, decreased annual incentive bonus accruals, and decreased non-recurring engineering revenues and the related costs of performing those services.
Gross profit. Gross profit for the year ended December 31, 2025 was $71.0 million, or a gross margin of 42.7%, compared to $68.8 million, or a gross margin of 36.0%, for the same period in 2024. The increase in both gross profit and gross margin is primarily due to increased higher margin Inseego Subscribe service and fixed wireless access solutions product revenues, both in total and as a percentage of total revenues, partially offset by decreased mobile solutions product revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2025	2024	$	%
Research and development	$19,801	$20,596	$(795)	(3.9)%
Sales and marketing	17,398	15,951	1,447	9.1%
General and administrative	20,761	17,240	3,521	20.4%
Depreciation and amortization	8,336	12,368	(4,032)	(32.6)%
Impairment of capitalized software	384	927	(543)	(58.6)%
Total	$66,680	$67,082	$(402)	(0.6)%
Research and development expenses. Research and development expenses for the year ended December 31, 2025 were $19.8 million, or 11.9% of revenues, compared to $20.6 million, or 10.8% of revenues, for the same period in 2024. The decrease in research and development expenses was primarily due to more research and development projects that were capitalizable during the year ended December 31, 2025, which resulted in a less research and development costs being recorded as operating expenses, and decreased annual incentive bonus accruals, partially offset by increased outside services costs and prototype and certification costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2025 were $17.4 million, or 10.5% of revenues, compared to $16.0 million, or 8.3% of revenues, for the same period in 2024. The increase in sales and marketing expenses was primarily due to increased sales personnel-related compensation costs as a result of an increase in overall sales headcount, partially offset by decreased sales commissions as a result of lower sales and decreased annual incentive bonus accruals.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2025 were $20.8 million, or 12.5% of revenues, compared to $17.2 million, or 9.0% of revenues, for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in share-based compensation expense related to awards issued to the Company’s CEO who was hired in January 2025, partially offset by decreased annual incentive bonus accruals and a gain on early lease termination recorded during 2025.
Depreciation and amortization expenses. Depreciation and amortization expenses for the year ended December 31, 2025 was $8.3 million, or 5.0% of revenues, compared to $12.4 million, or 6.5% of revenues, for the same period in 2024. The decrease in depreciation and amortization expenses was primarily due to the capitalized costs on the Company’s next generation of software intended for sale being capitalized but not amortizable during all or most of the year ended December 31, 2025 and the ending of the useful life of certain amortizable purchased intangibles.
Impairment of capitalized software. For the years ended December 31, 2025 and 2024, we recorded impairments of $0.4 million and $0.9 million, respectively.
Other income (expense). The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2025	2024	$	%
Loss on debt restructurings, net	—	(2,851)	2,851	*
Loss on extinguishment of revolving credit facility	—	(788)	788	*
Interest expense	(3,771)	(10,906)	7,135	(65.4)%
Other income (expense), net	737	(850)	1,587	*
Total	$(3,034)	$(15,395)	$12,361	(80.3)
* Percentage not meaningful
Interest expense. The $7.1 million decrease in interest expense, net for the year ended December 31, 2025 over the same period in 2024 was primarily a result the Company’s various repurchases and exchanges of the 2025 Convertible Notes (as defined below) that occurred during 2024 and the full repayment of the remaining 2025 Convertible Notes on May 1, 2025, resulting in lower coupon interest, partially offset by interest expense on the Company’s 2029 Senior Secured Notes (as defined below) that were issued in the fourth quarter of 2024.
Loss on debt restructurings, net The $2.9 million net loss on debt restructurings for the year ended December 31, 2024 is a result of the Company’s 2025 Convertible Notes restructurings entered into during 2024 as part of our overall capital structure management efforts, as described below.

Loss on extinguishment of revolving credit facility The $0.8 million loss on extinguishment of revolving credit facility for the year ended December 31, 2024 relates to the voluntary early termination of the Company’s Prior Credit Facility (as defined in Note 6 – Debt in the accompanying condensed consolidated financial statements) in April 2024.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2025 and 2024 was $0.7 million and $(0.9) million, respectively. The increase in other income, net was primarily due to interest income earned on money market fund accounts that the Company began investing in during the first quarter of 2025 and a decrease in other expenses that were incurred during 2024 related to the preliminary stages of the Company’s capital structure management efforts.
Income tax provision. Income tax provision for the years ended December 31, 2025 and 2024 was a provision of $0.0 million and $0.7 million, respectively.
Income (loss) from discontinued operations, net of tax Income (Loss) from discontinued operations, net of tax for the years ended December 31, 2025 and 2024 was $(0.4) million and $18.9 million, respectively. The change in income (loss) from discontinued operations is due to the sale of the Telematics Business in November 2024.
Preferred stock dividends. During the years ended December 31, 2025 and 2024, we recorded dividends of $3.6 million and $3.3 million, respectively, on our Preferred Stock. As mentioned in Part I Item 1 above, in January 2026, all of the outstanding shares of Preferred Stock were exchanged by the Holder for a combination of cash, common stock, and an additional principal amount of the Company’s existing 2029 Senior Secured Notes.
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
Liquidity and Capital Resources
As of December 31, 2025, the Company had available cash and cash equivalents totaling $24.9 million and maintained positive working capital of $15.6 million. The Company had cash inflows from operative activities of $7.2 million for the year ended December 31, 2025.
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of December 31, 2025.
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
As of December 31, 2025, there were no outstanding borrowings and availability to borrow under the Working Capital Facility was $14.5 million.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) had a principal balance of $14.9 million as of December 31, 2024 and matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $40.9 million as of December 31, 2025 and mature on May 1, 2029. As noted above, January 14, 2026, the

Company issued an additional $8.0 million in principal amount of the 2029 Senior Secured Notes in connection with the repurchase of the Preferred Stock.
While the Company’s liquidity and financial results had several positive developments in 2024 and 2025, the Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s ability to maintain profitable operations and continue to generate positive cash flows is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on the Company’s ability to achieve its intended business objectives.
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
Contractual Obligations and Commitments
As of December 31, 2025, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2025, our future payments under these noncancellable purchase obligations were approximately $101.2 million.
•$40.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part IV Item 15 Note 6 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet; see Part IV Item 15 Note 12 – Leases.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flows from continuing operations	$8,103	$26,657
Operating cash flows from discontinued operations	(908)	6,862
Net cash provided by operating activities	7,195	33,519

Investing cash flows from continuing operations	(9,277)	(5,061)
Investing cash flows from discontinued operations	710	48,092
Net cash provided by (used in) investing activities	(8,567)	43,031

Financing cash flows from continuing operations	(13,431)	(38,781)
Financing cash flows from discontinued operations	—	—
Net cash used in financing activities	(13,431)	(38,781)

Effect of exchange rates on cash	93	(582)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,710)	37,187
Cash, cash equivalents and restricted cash, beginning of period	39,596	2,409
Cash, cash equivalents and restricted cash, end of period	$24,886	$39,596
Operating activities.
Net cash provided by operating activities for the year ended December 31, 2025 is comprised of cash flows from continuing operations of $8.1 million and cash outflows from discontinued operations of $0.9 million. The cash inflows from continuing operations were primarily related to net income from continuing operations of $1.2 million and non-cash charges, including depreciation and amortization of $8.4 million and share-based compensation expense of $7.4 million, partially offset by net cash used for working capital of $7.4 million.
Net cash provided by operating activities for the year ended December 31, 2024 is comprised of cash flows from continuing operations of $26.7 million and cash flows from discontinued operations of $6.9 million. The cash inflows from continuing operations were primarily related to net cash provided by working capital of $15.5 million and a net loss from continuing operations of $14.4 million that was fully offset by non-cash charges, including depreciation and amortization of $12.5 million, amortization of debt discount and issuance costs of $4.4 million, share-based compensation expense of $3.8 million, loss on debt restructurings of $2.9 million, non-cash operating lease expense of $1.0 million, capitalized software impairments of $0.9 million, and a loss on extinguishment of our revolving credit facility of $0.8 million.
Investing activities.
Net cash used in investing activities during the year ended December 31, 2025 is primarily comprised of $8.6 million of cash outflows related to the development of software in support of our products and services.
Net cash provided by investing activities during the year ended December 31, 2024 was primarily comprised of cash flows from discontinued operations of $48.1 million related to the divestiture of the Telematics Business, partially offset by $5.0 million of cash outflows related to the development of software in support of our products and services and $0.1 million of property, plant and equipment purchases.
Financing activities.
Net cash used in financing activities during the year ended December 31, 2025 is primarily comprised of the repayment of the remaining $14.9 million 2025 Convertible Notes principal balance, partially offset by $1.0 million of cash received from exercises of common stock warrants.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only fixed-rate borrowings, made under the 2029 Senior Secured Notes, had an outstanding principal balance of $40.9 million as of December 31, 2025. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of December 31, 2025 and December 31, 2024, we had no variable-rate borrowings.
Working Capital Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Working Capital Facility. As of December 31, 2025, assuming our Working Capital Facility was fully drawn up to the $15.0 million borrowing base, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the fiscal year ended December 31, 2025, sales denominated in foreign currencies were approximately 0.9% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the twelve months ended December 31, 2025, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
CBIZ CPAs P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2025. Their report on the effectiveness of the Company’s internal control over financial reporting is included below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Inseego Corp.
Opinion on Internal Control over Financial Reporting
We have audited Inseego Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
Philadelphia, Pennsylvania
February 19, 2026
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)(1)    The Company’s consolidated financial statements and report of the CBIZ CPAs P.C., Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.
(a)(2)    Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.
(a)(3)    Exhibits
The following Exhibits are filed as part of, or incorporated by reference into this report:

		Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	8-K	3.2	5/9/2026
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
4.1	Form of Inseego Corp. Common Stock Certificate.	8-K	4.1	11/9/2016
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act..	10-K	4.2	3/1/2021
4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.1	5/12/2020
4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee.	8-K	4.2	5/12/2020
4.5	Form of 3.25% convertible senior note due 2025.	10-Q	10.5	8/10/2020
4.6	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement.	8-K	4.3	8/7/2018
4.7	Indenture, dated as of November 6, 2024, by and among Inseego Corp. and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.1	11/12/2014
4.8	Supplemental Indenture, dated as of November 6, 2024, by and among Inseego Corp., as issuer, the guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as trustee.	8-K	4.2	11/12/2014
4.8(b)	Form of 9.0% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.8).
10.1*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan, as amended on July 30, 2024.	10-Q	10.1	11/13/2024
10.2*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan, as amended on July 30, 2024 .	10-Q	10.2	11/13/2024
10.3*	Form of Indemnification Agreement.	8-K	10.3	8/21/2017
10.4*	Inseego Corp. Executive Officer Clawback Policy.	8-K	10.1	10/30/2023
10.5*	Offer Letter dated September 12, 2023 between Inseego Corp. and Steven Gatoff.	10-Q	10.1	11/3/2023
10.6	Form of Common Stock Purchase Warrant.	8-K	10.3	7/1/2024
10.7	Share Purchase Agreement dated September 16, 2024.	8-K	2.1	9/16/2024
10.8	License Agreement dated September 16, 2024.	8-K	10.1	9/16/2024

Incorporated by Reference to:
10.9	Transitional Services Agreement dated September 16, 2024.	8-K	10.2	9/16/2024
10.10	Form of Exchange Agreement dated November 6, 2024	8-K	10.1	11/12/2024
10.11	Security and Pledge Agreement dated November 6, 2024	8-K	10.2	11/12/2024
10.12	Form of Common Stock Purchase Warrant	8-K	10.3	11/12/2024
10.13	Registration Rights Agreement dated November 6, 2024	8-K	10.4	11/12/2024
10.14	Offer Letter dated December 6, 2024, between Inseego Corp. and Juho Sarvikas	8-K	10.1	1/6/2025
10.15	Credit and Security Agreement, dated August 5, 2025	8-K	10.1	8/7/2025
19**	Insider Trading Policy
21**	Subsidiaries of Inseego Corp.
23.1**	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.).
23.2**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith
(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026	INSEEGO CORP.

	By	/s/ Juho Sarvikas
Juho Sarvikas
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juho Sarvikas	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Juho Sarvikas

/s/ Steven Gatoff	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Steven Gatoff

/s/ J. Paul McClaskey	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
J. Paul McClaskey

/s/ James B. Avery	Director	February 19, 2026
James B. Avery

/s/ Stephen J. Bye	Director	February 19, 2026
Stephen J. Bye

/s/ Syed Nabeel Anwar Bukhari	Director	February 19, 2026
Syed Nabeel Anwar Bukhari

/s/ Christopher Harland	Director	February 19, 2026
Christopher Harland

/s/ Brian Miller	Director	February 19, 2026
Brian Miller

/s/ George Mulhern	Director	February 19, 2026
George Mulhern

/s/ Jeffrey Tuder	Director	February 19, 2026
Jeffrey Tuder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Inseego Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 19, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Philadelphia, Pennsylvania
February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Inseego Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2018 through 2025.
Philadelphia, Pennsylvania
February 19, 2025

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value, share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$24,886	$39,596
Accounts receivable, net of allowance for expected credit losses of $159 and $123, respectively	25,086	13,803
Inventories	7,726	13,575
Prepaid expenses and other	6,389	5,926
Total current assets	64,087	72,900
Property, plant and equipment, net of accumulated depreciation of $26,063 and $28,897, respectively	1,087	1,102
Intangible assets, net of accumulated amortization of $32,336 and $33,558, respectively	20,676	18,747
Goodwill	3,949	3,949
Operating lease right-of-use assets	3,451	2,855
Other assets	557	446
Total assets	$93,807	$99,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,583	$18,433
Accrued expenses and other current liabilities	24,856	30,133
2025 Convertible Notes, net	—	14,905
Total current liabilities	48,439	63,471
Long-term liabilities:
Operating lease liabilities	2,910	2,627
Deferred tax liabilities, net	186	174
2029 Senior Secured Notes, net	41,611	41,830
Other long-term liabilities	4,705	4,755
Total liabilities	97,851	112,857
Commitments and Contingencies (Note 11.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, aggregate liquidation preference of $41,966 as of December 31, 2025	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 15,388,978 and 14,990,712 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital (*)	903,899	892,534
Accumulated other comprehensive loss	403	218
Accumulated deficit	(908,361)	(905,625)
Total stockholders’ deficit	(4,044)	(12,858)
Total liabilities and stockholders’ deficit	$93,807	$99,999

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Mobile solutions	$67,928	$98,930
Fixed wireless access solutions	49,751	47,649
Product revenues	117,679	146,579
Software services and other	48,509	44,665
Total revenues	166,188	191,244
Cost of revenues:
Product	89,523	115,390
Software services and other	5,669	7,057
Total cost of revenues	95,192	122,447
Gross profit	70,996	68,797
Operating costs and expenses:
Research and development	19,801	20,596
Sales and marketing	17,398	15,951
General and administrative	20,761	17,240
Depreciation and amortization	8,336	12,368
Impairment of capitalized software	384	927
Total operating costs and expenses	66,680	67,082
Operating income	4,316	1,715
Other income (expense):
Loss on debt restructurings, net	—	(2,851)
Loss on extinguishment of revolving credit facility	—	(788)
Interest expense	(3,771)	(10,906)
Other income (expense), net	737	(850)
Income (loss) before income taxes	1,282	(13,680)
Income tax provision	44	689
Income (loss) from continuing operations	1,238	(14,369)
Income (Loss) from discontinued operations (net of income tax provision of $400 and $1,956, respectively)	(400)	18,941
Net income	838	4,572
Preferred stock dividends	(3,574)	(3,269)
Net income (loss) attributable to common stockholders	$(2,736)	$1,303
Per share data:
Net earnings (loss) per share:
Basic and diluted:
Continuing operations	$(0.15)	$(1.41)
Discontinued operations	(0.03)	1.51
Basic earnings (loss) per share (*)	$(0.18)	$0.10
Weighted-average shares used in computation of net earnings (loss) per share:
Basic and diluted (*)	15,129,030	12,535,756

Other comprehensive (loss) income:
Foreign currency translation adjustment	$185	$(581)
Release of cumulative foreign currency translation adjustments as a result of the sale of Telematics Business	—	6,126
Comprehensive income (loss)	$1,023	$10,117
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1. Rounding may affect summation.

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares (*)	Amount
Balance, December 31, 2023	25	$—	11,879	$12	$810,138	$(906,928)	$(5,327)	$(102,105)
Net income	—	—	—	—	—	4,572	—	4,572
Foreign currency translation adjustment	—	—	—	—	—	—	(581)	(581)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	174	—	530	—	—	530
Share-based compensation	—	—	—	—	3,939	—	—	3,939
Issuance of common stock in connection with debt restructurings	—	—	2,938	3	44,286	—	—	44,289
Issuance of common stock warrants in connection with debt restructurings	—	—	—	—	30,372	—	—	30,372
Release of cumulative foreign currency translation adjustments as a result of the sale of Telematics Business	—	—	—	—	—	—	6,126	6,126
Preferred stock dividends	—	—	—	—	3,269	(3,269)	—	—
Balance, December 31, 2024	25	—	14,991	15	892,534	(905,625)	218	(12,858)
Net income	—	—	—	—	—	838	—	838
Foreign currency translation adjustment	—	—	—	—	—	—	185	185
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	309	—	(626)	—	—	(626)
Share-based compensation	—	—	—	—	7,441	—	—	7,441
Exercises of common stock warrants	—	—	89	—	976	—	—	976
Preferred stock dividends	—	—	—	—	3,574	(3,574)	—	—
Balance, December 31, 2025	25	$—	15,389	$15	$903,899	$(908,361)	$403	$(4,044)
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$838	$4,572
Adjustments to reconcile Net income (loss) to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	400	(18,941)
Depreciation and amortization	8,447	12,529
Provision for expected credit losses	337	216
Impairment of capitalized software	384	927
Gain on early lease termination	(443)	—
Provision for excess and obsolete inventory	(1,599)	(54)
Impairment of operating lease right-of-use assets	—	138
Share-based compensation expense	7,441	3,824
Amortization (accretion) of debt discount/premium and debt issuance costs, net	(175)	4,399
Loss on extinguishment of revolving credit facility	—	788
Loss on debt restructuring, net	—	2,851
Deferred income taxes	12	62
Non-cash operating lease expense	986	1,035
Other	35	—
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(11,620)	4,670
Inventories	7,448	6,923
Prepaid expenses and other assets	(1,284)	(71)
Accounts payable	3,677	(6,947)
Accrued expenses other liabilities	(5,605)	10,966
Operating lease liabilities	(1,176)	(1,230)
Operating cash flows from continuing operations	8,103	26,657
Operating cash flows from discontinued operations	(908)	6,862
Net cash provided by operating activities	7,195	33,519
Cash flows from investing activities:
Purchases of property, plant and equipment	(661)	(100)
Additions to capitalized software development costs and purchases of intangible assets	(8,616)	(4,961)
Investing cash flows from continuing operations	(9,277)	(5,061)
Investing cash flows from discontinued operations	710	48,092
Net cash provided by (used in) investing activities	(8,567)	43,031
Cash flows from financing activities:
Proceeds from the exercise of warrants to purchase common stock	976	—
Proceeds from stock option exercises and ESPP	542	20
Repayments of 2025 Convertible Notes	(14,949)	(33,769)
Proceeds from issuance of short-term loan and warrants, net of issuance costs	—	19,350
Repayments on short-term loan	—	(19,500)
Net repayments on asset-backed revolving credit facility	—	(4,882)
Financing cash flows from continuing operations	(13,431)	(38,781)
Financing cash flows from discontinued operations	—	—
Net cash used in financing activities	(13,431)	(38,781)
Effect of exchange rates on cash	93	(582)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,710)	37,187
Cash, cash equivalents and restricted cash, beginning of period	39,596	2,409
Cash, cash equivalents and restricted cash, end of period	$24,886	$39,596

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,945	$6,245
Income taxes	$1,361	$196

Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating leases liabilities	$2,042	$—
Capital expenditures financed through accounts payable or accrued liabilities	$1,704	$235

2029 Senior Secured Notes issued in exchange for 2025 Convertible Notes	$—	$42,557
Common stock issued in exchange for 2025 Convertible Notes	$—	$44,930
Warrants issued in exchange for 2025 Convertible Notes	$—	$27,603
Purchase price receivable for Telematics divestiture within prepaid and other current assets	$—	$710
Accrued taxes related to Telematics divestiture	$—	$900

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
In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that the Telematics Business met the held-for sale and discontinued operations accounting criteria at the end of the third quarter of 2024. Accordingly, within these consolidated financial statements, the results of operations and cash flows associated with the Telematics Business have been classified as discontinued operations within the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.
Refer to Note 2 – Held for Sale and Discontinued Operations for additional information regarding the Telematics Business. Unless otherwise noted, disclosures within these remaining Notes to Consolidated Financial Statements relate solely to the Company's continuing operations.
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
Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. No impairment upon classification as held for sale was recorded during the years ended December 31, 2025 or 2024.
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
Segment Information
The Company has one reportable segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point the Company’s CODM became its Chief Executive Officer (“CEO”). Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. As such, our operations constitute a single operating segment and one reportable segment. See Note 13 – Segment, Geographic, and Concentrations of Risk Information for more information.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions to reduce the amount of exposure to

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
credit risk. Cash and cash equivalents are recorded at market value, which approximates cost. There are no restricted cash amounts as of December 31, 2025 or 2024. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the Consolidated Statements of Operations and Comprehensive Income.
Revenue Recognition
The Company’s products and services primarily include mobile hotspots and fixed wireless routers, which are supported by software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two categories, Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Software Services and Other. A description of each of the Company’s revenue classifications is as follows:
Mobile Solutions: Our mobile broadband devices, sold under the MiFi brand, provide secure high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Software Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include T-Mobile, Verizon Wireless, and AT&T in the United States, Rogers and Telus in Canada, and various companies in other vertical markets.

Fixed Wireless Access Solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Software Services and Other below. These devices, sold under the Wavemaker brand, are sold by mobile operators such as T-Mobile, Verizon Wireless, and AT&T along with distribution and channel partners.

Software Services and Other: A substantial majority of our software services and other revenue comes from providing a SaaS CSP wireless subscriber lifecycle management solution (“Inseego Subscribe”) for carrier’s management of their government and complex enterprise customer subscriptions. Software services and other revenue also includes the Company’s above mentioned Inseego Connect offering. We also categorize non-recurring engineering services we provide to our customers as software services and other revenue.
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
The Company recognizes revenue upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company determines revenue recognition according to the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, performance obligations are satisfied. Substantially all of our product revenues are recognized at a point in time, while substantially all of our software services and other revenues are recognized over time.
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
Multiple performance obligations. The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations. When there are multiple performance obligations within a single contract, the Company allocates the total contract price to each distinct performance obligation based on their stand-alone selling prices (“SSPs”). Judgment is required to determine the SSP for each distinct performance obligation. The Company determines the SSPs of its products and software services offerings based primarily on observable selling prices when available, or otherwise using an adjusted market assessment or expected‑cost‑plus‑margin approach. These methods may incorporate significant inputs such as market pricing for similar mobile and FWA devices, subscription pricing benchmarks for cloud

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management and SaaS services, and estimated cost structures plus targeted margins, all of which reflect estimates of prices at which the Company would sell each performance obligation separately.
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product’s essential functionality, for example, firmware, these arrangements are accounted for as a single distinct performance obligation.
Contract Assets
The Company capitalizes sales commissions earned by its sales force as contract acquisition costs if such costs are significant and both incremental and recoverable. Any capitalized sales commissions are either deferred and amortized over a period of benefit exceeding one year or are expensed as incurred if the period of benefit is one year or less. There were no contract assets related to customer acquisition costs as of December 31, 2025 or 2024 since the Company’s customer contracts are predominantly hardware sales that are immediately recognized as revenue upon either shipment or delivery, and therefore the related contract acquisition costs are also immediately recognized. Sales commissions are included in sales and marketing expense as incurred. Sales commissions associated with SaaS offerings are not material.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, then deferred revenue is recorded. Contract liabilities are also recorded when the Company collects payments in advance of performing the services. As of December 31, 2025, December 31, 2024, and December 31, 2023 the Company had contract liabilities comprised of $6.2 million, $9.2 million and $2.7 million of short-term deferred revenue included within accrued expenses and other current liabilities and $4.6 million, $4.6 million, and $1.7 million of long-term deferred revenue included within other long-term liabilities on the consolidated balance sheets, respectively.
During the years ended December 31, 2025 and 2024, $7.0 million and $21.0 million, respectively, of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $10.1 million and $11.5 million, respectively, of revenue was recognized for the satisfaction of performance obligations, and $9.2 million and $2.7 million, respectively, of this recognized revenue was included in the contract liability balance at the beginning of the period, respectively.
Cost of Revenues
Cost of revenues includes the costs associated with the manufacturing of our portfolio of hardware devices, as well as direct personnel costs for employees and contractors, and other period adjustments related to costs of inventories sold or for sale or use in manufacturing.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of sales and marketing expense. Shipping and handling costs were approximately $0.4 million and $0.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.

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
As of December 31, 2025, December 31, 2024, and December 31, 2023 the Company reported $25.1 million, $13.8 million, and $18.2 million, respectively, of accounts receivable, net of allowances of $0.2 million, $0.1 million, and $0.6 million, respectively.
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
Development Costs for Software Intended to Be Sold
Software development costs for software intended to be sold are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. At each balance sheet date, the unamortized capitalized software development cost for external use is compared to its net realizable value by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to impairment expense in the period it is determined.
Development Costs for Software Intended for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development or general and administrative expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded as intangible assets and are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statement of operations over the estimated useful life of the software. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Valuation of Indefinite-Lived Intangible Assets
The Company performs an annual impairment review of indefinite-lived assets during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the asset is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the asset is less than its carrying amount, then no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, then the Company calculates the fair value of the asset and compares the fair value to the asset’s carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than it’s carrying value. The Company did not record any impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2025 and 2024.
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
The Company has identified one reporting unit for the purpose of goodwill impairment testing and performed a qualitative test for goodwill impairment of the one reporting unit during the fourth fiscal quarter. Based upon the results of qualitative testing performed in the fourth quarter of both 2025 and 2024, the Company determined that it was more-likely-than not that the fair value of the reporting unit with goodwill were greater than their respective carrying values and no impairment loss related to goodwill was recorded during the years ended December 31, 2025 or 2024.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment and rental assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. Fair value is determined based on an evaluation of the assets’ associated discounted future cash flows or appraised value. For the years ended December 31, 2025 and 2024, the Company had no impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal and external use, described further in Note 4 – Goodwill and Other Intangible Assets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company evaluates the assumptions used to value stock awards on the grant date of such awards. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what it has recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.
Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan were $0.6 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. Employer matching contributions vest immediately.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company adopted this ASU in the current year with additional disclosures detailed in the subsequent notes
Recent Accounting Pronouncements Not Yet Adopted
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
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Telematics Business. The following table summarizes Income from discontinued operations, net of tax included in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Software services and other revenues	$—	$27,967
Software services and other cost of revenues	—	12,242
Gross profit from discontinued operations	—	15,725
Operating costs and expenses:
Research and development	—	1,152
Sales and marketing	—	4,672
General and administrative	—	6,120
Depreciation and amortization	—	1,293
Impairment of capitalized software	—	—
Total operating costs and expenses	—	13,237
Operating income from discontinued operations	—	2,488
Other (expense) income:
Interest income, net	—	12
Other income (expense), net	—	(59)
Gain on sale of discontinued operation(a)	—	18,456
Income from discontinued operations before income taxes	—	20,897
Income tax provision	400	1,956
Income from discontinued operations, net of tax	$(400)	$18,941
(a) The gain on sale realized in fiscal 2024 includes the release of Accumulated other comprehensive income of $6.1 million associated with the realization of cumulative translation gains attributed to the Telematics Business
Income taxes related to discontinued operations in the year ended December 31, 2025 relate to the deregistration process for the Company’s remaining subsidiaries in South Africa, which do not have operations. As the sale of the Telematics Business was completed on November 27, 2024, there were no assets or liabilities held for sale as of either December 31, 2025 or December 31, 2024.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$7,726	$13,531
Raw materials and components	—	44
Total inventories	$7,726	$13,575
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2025	2024
Rebate receivables	$2,608	$3,495
Receivables from contract manufacturers	1,494	13
Other	2,287	2,418
Total prepaid expenses and other	$6,389	$5,926
Property, plant and equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Test equipment	$16,213	$19,600
Computer equipment and purchased software	4,234	3,711
Product tooling	5,197	5,182
Furniture and fixtures	739	739
Leasehold improvements	767	767
Total property, plant and equipment, gross	27,150	29,999
Less—accumulated depreciation and amortization	(26,063)	(28,897)
Total property, plant and equipment, net	$1,087	$1,102

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization
Depreciation and amortization expense related to property, plant and equipment was $0.7 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred revenue	$6,168	$9,245
Payroll and related expenses	6,796	7,997
Accrued contract manufacturing liabilities	5,874	4,772
Operating lease liabilities	968	1,346
Royalties	884	954
Accrued interest	914	926
Other	3,252	4,893
Total accrued expenses and other current liabilities	$24,856	$30,133
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Long-term deferred revenue	$4,558	$4,608
Other	147	147
Total other long-term liabilities	$4,705	$4,755
As of December 31, 2025, of the $4.6 million long-term deferred revenue balance, $4.0 million relates to performance obligations expected to be satisfied between one and two years, and $0.6 million relates to performance obligations expected to be satisfied between two and three years from December 31, 2025.
Note 4. Goodwill and Other Intangible Assets
The Company had a goodwill balance of $3.9 million at both December 31, 2025 and 2024.
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	$3,182	$(3,182)	$—
Trademarks and trade names	4,700	(4,700)	—
Customer relationships	8,500	(8,500)	—
Capitalized software development costs	30,975	(12,598)	18,377
Other	3,734	(3,356)	378
Total finite-lived intangible assets	$51,091	$(32,336)	18,755
Indefinite-lived intangible assets:
In-process capitalized software development costs			1,921
Total intangible assets			$20,676

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Trademarks and trade names	4,700	(4,588)	112
Customer relationships	8,500	(8,297)	203
Capitalized software development costs	31,620	(14,424)	17,196
Other	3,734	(3,067)	667
Total finite-lived intangible assets	$51,736	$(33,558)	18,178
Indefinite-lived intangible assets:
In-process capitalized software development costs			569
Total intangible assets			$18,747
Amortization expense for the years ended December 31, 2025 and 2024 was approximately $7.8 million and $11.1 million, respectively, including approximately $7.2 million and $9.6 million related to capitalized software development costs for the years ended December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, the Company recorded $0.4 million and $0.9 million, respectively, of impairment losses on intangible assets related to capitalized software.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2026	$6,223
2027	5,170
2028	4,232
2029	2,605
2030	525
Thereafter	—
Total	$18,755

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	17,737	17,737	—	—
Total cash equivalents	17,737	17,737	—	—
No transfers between levels occurred during the years ended December 31, 2025 or December 31, 2024.
The Company also had an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 6 – Debt) that was measured at fair value on a recurring basis prior to the maturity and full repayment of the 2025 Convertible Notes on May 1, 2025. The fair value of that liability was zero as of December 31, 2024. The interest make-whole payment derivative liability was a Level 3 instrument and was valued using a Monte Carlo model.
During the years ended December 31, 2025 and December 31, 2024, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the years ended December 31, 2025 or December 31, 2024.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2029 Senior Secured Notes (as defined in Note 6 – Debt) and 2025 Convertible Notes. The 2029 Senior Secured Notes and 2025 Convertible Notes are carried at amortized cost, with the 2025 Convertible notes being adjusted for changes in fair value of the embedded interest make-whole payment derivative.
As detailed in Note 6 – Debt below, the 2029 Senior Secured Notes were initially recorded upon issuance on November 6, 2024 at fair value. The fair value of the 2029 Senior Secured Notes was determined based on a discounted cash flow model, which represents a Level 3 measurement. The fair value was estimated using probability-weighted scenarios which include assumptions that are highly subjective and required judgment regarding significant matters, such as the timing of redemption, amount and timing of future cash flows and an adjusted market yield of 8.35%. The use of different assumptions could have a material effect on the fair value estimates.
Also detailed below in Note 6 – Debt, the Short-Term Loan (defined below) was initially recorded upon issuance on June 28, 2024 at an amount equal to the allocated gross proceeds of the loan based on the relative fair values of the Short-Term Loan and the Short-Term Loan Warrants (defined below) issued in connection with the loan. The fair value of the Short-Term Loan used to allocate the gross proceeds was determined using a discounted cash flow model based on assumptions such as the amount and timing of the future cash flows and an estimated market yield of 27.57%, which represents a Level 3 measurement.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2024
Exercise price	$12.59
Expected dividend yield:	—%
Risk-free interest rate:	4.2%
Volatility:	95.1%
Expected term (in years):	4.0
Note 6. Debt
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of December 31, 2025.
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
Priority of the obligations of the Company with respect to the Working Capital Facility is senior to the priority of the obligations of the Company with respect to the 2029 Senior Secured Notes on the assets of the Company which constitute current assets and junior to the priority to the obligations of the company with respect to the 2029 Senior Secured Notes on the assets of which company which are not current assets, as set forth in the Working Capital Facility Agreement. The Working Capital Facility contains customary events of default, including a cross-default and cross-payment default for certain indebtedness in an aggregate principal amount in excess of $1.0 million and a cross-default for certain termination events under Swap Contracts with a termination value (determined in accordance with the terms of the Working Capital Facility Agreement) in excess of $1.0 million, as set forth in the Working Capital Facility Agreement.
Loans made under the Working Capital Facility bear interest at a Term Secured Overnight Financing Rate (“SOFR”), as defined in the Working Capital Facility Agreement, plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. Interest on loans made under the Working Capital Facility are paid in cash, in arrears, on a semi-annual basis.
As of December 31, 2025, there were no outstanding borrowings and availability to borrow under the Working Capital Facility was $14.5 million.
2029 Senior Secured Notes
In connection with the 2025 Convertible Note exchange executed on November 6, 2024, as detailed further below in Repurchases and Exchanges of 2025 Convertible Notes, the Company issued to multiple noteholders approximately $40.9 million in principal amount of new senior secured notes due in 2029 (the “2029 Senior Secured Notes”). The 2029 Senior Secured Notes bear interest at 9.0% per annum, to be paid in cash, in arrears, on a semi-annual basis, and have a maturity date of May 1, 2029. The Company may, subject to certain provisions, issue additional principal amounts of the 2029 Senior Secured Notes with the same terms as the notes issued on November 6, 2024, with the exception of the first date on which interest expense begins to accrue.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 2029 Senior Secured Notes were initially recorded at fair value, with all direct issuance costs being recorded as a direct reduction of the net carrying amount of the loan, resulting in an initial debt premium over the principal amount of the loan of $1.7 million that will be amortized to interest expense over the term of the loan. As of December 31, 2025, $40.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	December 31,
	2025	2024
Principal gross amount	$40,879	$40,879
Add: unamortized debt premium	1,247	1,621
Less: unamortized issuance costs	(515)	(670)
Net carrying amount	$41,611	$41,830
On January 14, 2026, the Company issued $8.0 million in additional principal of the Company’s existing 2029 Senior Secured Notes in connection with the exchange of its outstanding preferred stock. See Note 14 – Subsequent Events below for further details.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2025 Convertible Notes as of December 31, 2024 consisted of the following (in thousands):

December 31, 2024
Principal	$14,949
Less: unamortized debt discount	(25)
Less: unamortized issuance costs	(19)
Net carrying amount	$14,905
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
Prior Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company, an indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”).
The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Prior Credit Facility”), with a minimum borrowing amount for interest calculations of $4.5 million upon execution of the Credit Agreement. Availability under the Prior Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base were to be repaid immediately. The Borrowers’ obligations under the Credit Agreement were guaranteed by the Company. The Prior Credit Facility Parties’ obligations under the Credit Agreement were secured by a

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
continuing security interest in all property of each Prior Credit Facility Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
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
Effective April 18, 2024, the Company exercised its right to voluntarily pay-off and terminate the Prior Credit Facility. As a result of the termination, the Company paid the outstanding balance and related termination fees on the Prior Credit Facility of approximately $3.0 million. The Company also paid the Exit Fee in the aggregate amount of $0.4 million to the Prior Credit Facility Participants. South Ocean Funding, LLC is an affiliate of Golden Harbor, Ltd. and North Sound Ventures, LP is an affiliate of North Sound Management, Inc. As of April 18, 2024, each of Golden Harbor, Ltd. and North Sound Management, Inc. were beneficial owners of in excess of 5% of the Company’s outstanding common stock. As a result of the voluntary pay-off, the Company recorded a loss on extinguishment of debt of $0.8 million within loss on extinguishment of revolving credit facility on the Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2024.
Interest Expense Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands, except for percentages):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
2029 Senior Secured Notes
Contractual interest expense	$3,679	$562
Amortization of debt issuance costs	154	24
Amortization of debt discount/premium	(373)	(57)
Total interest expense	$3,460	$529
Related party interest expense	$2,689	411

Working Capital Facility
Contractual interest expense	$15	$—
Amortization of debt issuance costs	19	—
Total interest expense	$34	$—

2025 Convertible Notes
Contractual interest expense	$163	$3,912
Amortization of debt issuance costs	20	489
Amortization of debt discount/premium	25	614
Total interest expense	$208	$5,015
Related party interest expense	$—	$2,847

Short-Term Loan
Contractual interest expense	$—	1,391
Amortization of debt discount/premium	—	3,330
Total interest expense	$—	$4,721
Related party interest expense	$—	4,721

Prior Credit Facility
Contractual interest expense	$—	$312
Accretion of exit fee	—	75
Amortization of debt issuance costs	—	117
Total interest expense	$—	$504

Other interest expense	69	137
Consolidated interest expense	$3,771	$10,906
The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes and 2025 Convertible Notes for the year ended December 31, 2025 was 8.5% and 4.1%, respectively. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes, 2025 Convertible Notes, Short-Term Loan, and Prior Credit Facility for the year ended December 31, 2024 was 8.5%, 4.2%, 92.7% and 36.1%, respectively.
Note 7. Income Taxes
The Company’s income (loss) before income taxes for the years ended December 31, 2025 and 2024 is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$1,102	$(13,883)
Foreign	180	203
Income (loss) before income taxes	$1,282	$(13,680)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (benefit) provision for income taxes for the years ended December 31, 2025 and 2024 is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	(20)	598
Foreign	52	29
Total current	32	627
Deferred:
Federal	12	(43)
State	—	105
Foreign	—	—
Total deferred	12	62
(Benefit) Provision for income taxes	$44	$689
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$2,662	$4,620
Provision for excess and obsolete inventory	3,961	4,162
Capitalized research and experimental expenditures	9,797	11,216
Convertible debt	464	608
Depreciation and amortization	1,861	2,063
Interest expense limitation	20,307	19,944
Net operating loss and tax credit carryforwards	103,579	97,347
Share-based compensation	1,554	1,533
Operating lease liability	943	985
Other	130	351
Deferred tax assets	145,258	142,829
Valuation allowances	(143,888)	(141,628)
Deferred tax assets, net of valuation allowances	1,370	1,201
Deferred tax liabilities:
Right of use asset	(841)	(710)
Acquired intangible assets	(715)	(665)
Deferred tax liabilities	(1,556)	(1,375)
Deferred tax liabilities, net	$(186)	$(174)
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
At December 31, 2025 and 2024, the Company had valuation allowances of $143.9 million and $141.6 million, respectively. The increase of $2.3 million in 2025 was primarily related to the generation of taxable net operating losses and tax credit carryforwards due to the Company’s taxable loss position. During the year ended December 31, 2024, the valuation allowance decreased by $7.9 million, primarily related to the utilization of net operating losses due to the Company’s taxable income position. Based on the Company’s current position on valuation allowance, no net income tax benefits resulted in the Company’s consolidated statements of operations from the operating losses created during those years.
The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2025 and 2024 to loss before income taxes as follows (in thousands, excluding percentages):

	Post-ASU 2023-09 Adoption
	Year Ended December 31,
	2025
	Amount	%
Tax provision at the U.S. federal statutory rate	269	21.0%
State and local income taxes, net of federal income tax effect	(32)	(2.6)%
Foreign tax effects:
China
Statutory tax rate difference between China and the U.S.	(26)	(2.1)%
Other	(5)	(0.4)%
South Africa
Statutory tax rate difference between South Africa and the U.S.	(8)	(0.6)%
Change in valuation allowance	35	2.7%
Other	9	0.7%
Other foreign jurisdictions	9	0.7%
Effect of cross-border tax laws:
Foreign income inclusion (Subpart F and GILTI) true-ups	(1,820)	(142.0)%
Tax credits:
Research and development credits	(335)	(26.1)%
Changes in valuation allowances	981	76.5%
Nontaxable or nondeductible items:
Share-based compensation	452	35.2%
Non-deductible officer compensation	413	32.3%
Non-deductible expense	46	3.7%
Other adjustments:
Foreign tax deduction	(70)	(5.5)%
Other prior year true-up	126	9.9%
Income tax expense and effective income tax rate	44	3.4%

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-ASU 2023-09 Adoption
Year Ended December 31,
2024
Federal tax benefit, at statutory rate	$(2,535)
State provision, net of federal benefit	1,374
Foreign tax rate difference	(17)
Foreign income inclusions	6,177
Valuation allowance against future tax benefits	(8,515)
Research and development credits	(1,204)
Share-based compensation	1,989
Disallowance of loss on debt exchanges	3,344
Non-deductible officers compensation	19
True-up of prior year provisions	26
Other	31
Provision for income taxes	$689
The following table presents supplemental cash flow information related to income taxes paid (net of refunds received):

Year Ended December 31,
2025
Federal	—
US state and local:
Illinois	70
Indiana	95
Pennsylvania	185
Texas	88
Other	61
Foreign:
South Africa	833
Other	29
Total income taxes paid (net of refunds received)	1,361
At December 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2025 and 2022 and prior of approximately $374.0 million. Approximately $119.6 million of these NOLs have no expiration date. The remainder will begin to expire in 2030, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2025 of approximately $64.8 million, which begin to expire in 2031, unless previously utilized, and no foreign NOLs for its active foreign subsidiaries. At December 31, 2025, the Company had federal research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.7 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards, net of unrecognized tax benefits, of approximately $11.9 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2024 and did not identify any events of such cumulative change in ownership during the review period. There were no ownership changes filed with the Securities and Exchange Commission during 2025 and the Company does not believe there were any ownership changes that would trigger any limitations imposed by Sections 382 or 383 through December 31, 2025. The Company will continue monitoring any future changes in stock ownership.
It is the Company’s intention to reinvest undistributed earnings of its continuing foreign subsidiaries’ operations and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company. The Company has recorded an income tax of $0.4 million representing the estimated dividend withholding tax in connection with its plan to deregister its discontinued Telematics operations and remit the remaining assets to the Company. This deregistration is expected to occur in the first half of 2026.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2023	$12,639
Increases related to current and prior year tax positions	719
Balance at December 31, 2024	13,358
Increases related to current and prior year tax positions	468
Balance at December 31, 2025	$13,826
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2025.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2022 and 2021, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years. The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2023 federal tax return. At this stage, the Company cannot reasonably estimate the ultimate outcome of the examination but do not believe any impact will have a material impact to its income tax expense.
On July 4, 2025, Congress passed, and the President signed into law, the One Big Beautiful Bill Act (the “OBBBA”), which includes certain business tax provisions, including full deduction of domestic research and development expenditures for tax years beginning January 1, 2025, and to elect, if so desired, to expense in 2025 such expenditures that were deferred in 2022 through 2024. The OBBBA also provided changes in deductibility of executive compensation for publicly traded companies and changes in the calculation of the business interest deduction among other changes - most of which were made effective January 1, 2025. While the OBBBA did not materially affect our income tax expense in 2025, it did materially increase the Company’s 2025 tax deductible research and experimental expenses and business interest expense, which contributed to the Company incurring an estimated U.S. taxable loss in 2025 of approximately $12.4 million.
Note 8. Stockholders' Equity (Deficit)
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock. As of December 31, 2025, the Company had 25,000 shares of Series E preferred stock issued and outstanding.
Each share of Series E Preferred Stock entitles the holder thereof to receive, when and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1 April 1, July 1 and October 1 of each year, beginning on March 1, 2020. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount (as defined below). The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1,

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s Board of Directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The aggregate liquidation preference of the issued and outstanding shares of Series E Preferred Stock as of December 31, 2025 was $42.0 million.
Dividends declared, but not paid, related to the Series E Preferred Stock resulted in $17.0 million and $13.4 million of dividends accrued, approximating $678.66 and $535.71 per preferred share, as of December 31, 2025 and 2024, respectively.
In January 2026, the Company executed an exchange agreement under which all 25,000 outstanding shares of Series E preferred stock were exchanged for a combination of cash, common stock, and debt. See Note 14 – Subsequent Events for further details.
Common Stock
As of December 31, 2025, the Company had 150,000,000 shares of $0.001 par value common stock authorized for issuance and 15,388,978 shares issued and outstanding.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants
As noted in Note 6 – Debt, in connection with both the Short-Term Loan Agreement and the various exchange agreements entered into to repurchase principal amounts of the Company’s 2025 Convertible Notes, the Company issued warrants during the year ended December 31, 2024 to purchase an aggregate of 3.0 million shares of the Company’s common stock. The warrants expire four years from their date of issuance and are exercisable on a cash basis at any time before their expiration dates. The warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and contain customary registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The warrants issued during the year ended December 31, 2024 are the only outstanding warrants as of December 31, 2025.
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
During the year ended December 31, 2025, holders exercised 88,534 warrants, resulting in the issuance of 88,534 shares of the Company’s common stock. The Company received aggregate cash proceeds of $1.0 million from these exercises. The weighted-average exercise price of warrants exercised during the period was $11.03 per share.
The following table summarizes warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price
Outstanding — December 31, 2023	—
Issued during the period	3,018,304	$12.59
Outstanding — December 31, 2024	3,018,304	$12.59
Exercised during the period	(88,534)	$11.03
Outstanding — December 31, 2025	2,929,770	$12.63
Note 9. Share-based Compensation
During the years ended December 31, 2025 and 2024, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 1,520,208 remain available for future grants as of December 31, 2025.
For the years ended December 31, 2025 and 2024, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenues	$375	$126
Research and development	1,023	691
Sales and marketing	824	430
General and administrative	5,219	2,577
Income from discontinued operations, net of tax	—	115
Total	$7,441	$3,939
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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2025	2024
Expected dividend yield	—%	—%
Risk-free interest rate	3.9%	4.2%
Volatility	94.8%	95.1%
Expected term (in years)	4.8	4.0
The weighted-average fair value of stock option awards granted during the years ended December 31, 2025 and 2024 was $6.99 and $5.82, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s stock option activity for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2023	545,872	$44.16
Granted	44,250	8.40
Exercised	(1,475)	15.53
Canceled	(318,796)	54.28
Outstanding — December 31, 2024	269,851	$26.49
Granted	1,350,300	15.19
Exercised	(10,440)	6.48
Canceled	(92,672)	24.32
Outstanding — December 31, 2025	1,517,039	$16.70	8.70	$1,420
Vested and Expected to Vest — December 31, 2025	1,303,162	$17.07	8.61	$1,220
Exercisable — December 31, 2025	147,729	$32.81	4.46	$273
During the year ended December 31, 2025, the Company granted stock options to their CEO in connection with his hiring on January 6, 2025. These stock options contain a requirement that in order to be exercisable, the Company’s closing stock price must exceed the exercise price of the awards for 20 of the 30 trading-days immediately prior to the requested exercise date. The Company granted a total of 850,000 of these options to the CEO at a weighted average exercise price of $18.46. The total grant-date fair value of the options was $6.7 million and will be expensed over the four-year vesting term of the awards.
These options granted to the Company’s CEO were valued using a Monte Carlo simulation model. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the awards:

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	10
Risk-free interest rate	4.57%
Volatility	84.00%
Expected dividend yield	—%
The total intrinsic value of stock options exercised to purchase common stock during the year ended December 31, 2025 was approximately $0.1 million.
As of December 31, 2025, total unrecognized share-based compensation expense related to non-vested stock options was $6.6 million, which is expected to be recognized over a weighted-average period of approximately 3.16 years. The Company recognized approximately $2.2 million and $0.8 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2025 and 2024, respectively.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of restricted stock unit activity under all plans for the years ended December 31, 2025 and 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2023	203,008	19.84
Granted	1,106,862	9.34
Vested	(164,288)	13.42
Forfeited	(33,741)	31.68
Non-vested — December 31, 2024	1,111,841	10.00
Granted	1,251,978	12.69
Vested	(390,926)	10.90
Forfeited	(126,737)	8.50
Non-vested — December 31, 2025	1,846,156	11.65
During the year ended December 31, 2025, the Company granted RSUs to their CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based CEO RSUs”) with a total grant-date fair value of $1.4 million that vest over four years. The Company also granted the CEO RSUs that contain a market-based vesting condition in addition to a time-based vesting requirement (“Market-based CEO RSUs”). The Company granted 167,910 of these Market-based CEO RSUs with a total grant-date fair value of $3.2 million that will be expensed over the three-year vesting term of the awards. The actual number of shares to be issued upon completion of the time-based vesting requirement of the Market-based CEO RSUs is dependent upon the Company’s share price performance relative to the total shareholder return of Russell Microcap Index (“rTSR”) over the vesting period, ranging from 0% to 200% of the number of market-based RSUs granted. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the Market-based CEO RSUs:

January 6, 2025
Valuation date stock price	$11.23
Simulation term (years)	3
Risk-free interest rate	4.25%
Volatility	105.63%
Expected dividend yield	—%
Correlation coefficient	0.3741
During the years ended December 31, 2025 and 2024, the total fair value of shares vested was $3.7 million and $2.0 million, respectively.
As of December 31, 2025, there was $14.8 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 3.06 years. The Company recognized approximately $5.0 million and $3.1 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2025 and 2024, respectively.
2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 722,280 shares of common stock may be purchased by eligible employees, of which 429,578 remain available for future purchase as of December 31, 2025.
During the years ended December 31, 2025 and 2024, the Company issued 70,442 shares and 26,096 shares, respectively, under the ESPP. The Company recognized approximately $0.3 million and $0.1 million of share-based compensation expense related to the ESPP during the years ended December 31, 2025 and 2024, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Income (Loss) per Share
Basic income (loss) per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of warrants, stock options and RSUs calculated using the treasury stock method and the 2025 Convertible Notes calculated using the if-converted method) are excluded from the diluted EPS computation in loss periods and when their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Income/(Loss) (Numerator)	Shares* (Denominator)	Per-Share Amount
Year Ended December 31, 2025
Basic and Diluted EPS
Income from continuing operations	$1,238
Less: preferred stock dividends	(3,574)
Loss from continuing operations attributable to common stockholders	(2,336)	15,129,030	$(0.15)
Loss from discontinued operations, net of tax	(400)	15,129,030	$(0.03)
Loss attributable to common stockholders	$(2,736)	15,129,030	$(0.18)

Year Ended December 31, 2024
Basic and Diluted EPS
Loss from continuing operations	$(14,369)
Less: preferred stock dividends	(3,269)
Loss from continuing operations attributable to common stockholders	(17,638)	12,535,756	$(1.41)
Income from discontinued operations, net of tax	18,941	12,535,756	$1.51
Income attributable to common stockholders	$1,303	12,535,756	$0.10
(*) Adjusted retroactively for reverse stock split that occurred on January 24, 2024, see Note 1
The following is a summary of outstanding potential shares of common stock that have been excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
2025 Convertible Notes	—	119
Common stock warrants	2,930	3,018
Non-qualified stock options	1,517	270
Restricted stock units	1,846	1,112
Employee Stock Purchase Plan	28	29
Total	6,321	4,548
Note 11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers and other vendors that require future purchases of goods or services in the upcoming three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations). As of December 31, 2025, future payments under these noncancellable purchase obligations were approximately $101.2 million.
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company is regularly required to directly or indirectly participate in other U.S. patent infringement actions pursuant to its

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 12. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating right-of-use assets, net	Operating lease right-of-use assets	$3,451	$2,855

Current operating lease liabilities	Accrued expenses and other current liabilities	$968	$1,346
Non-current operating lease liabilities	Operating lease liabilities	2,910	2,627
Total operating lease liabilities		$3,878	$3,973

Weighted-average remaining lease term (in years)		4.1	2.7
Weighted-average discount rate		7.0%	9.0%
The components of lease costs included in operating costs and expenses were as follows (in thousands):

	Year Ended December 31,
	2025	2024

Operating lease costs	$1,287	$1,578
Gain on early lease termination	$443	$—
Impairment of operating lease right-of-use assets	$—	$138
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024

Operating cash flows related to operating leases	$1,476	$1,636
Operating right-of-use assets obtained in exchange for lease liabilities	$2,042	$—

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future minimum payments under operating leases were as follows at December 31, 2025 (in thousands):

2026	$1,198
2027	1,061
2028	798
2029	822
2030	559
Thereafter	—
Total minimum operating lease payments	4,438
Less: amounts representing interest	(560)
Present value of net minimum operating lease payments	3,878
Less: current portion	(968)
Long-term portion of operating lease obligations	$2,910
Note 13. Segment, Geographic, and Concentrations of Risk Information
Segment Information
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of December 31, 2024, the Company’s Chief Operating Decision Maker (“CODM”) was its Executive Chairman. The Company’s Executive Chairman left the Company in February 2025, at which point the Company’s CODM became its Chief Executive Officer (“CEO”). Neither of these CODMs manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. As such, our operations constitute a single operating segment and one reportable segment. The accounting policies of our one reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
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
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
Revenues	$166,188	$191,244
Less:
Adjusted cost of revenues (1)	94,817	122,321
Adjusted research and development (2)	18,778	19,905
Adjusted sales and marketing (2)	16,574	15,522
Adjusted general and administrative (3)	15,985	13,203
Adjusted depreciation and amortization (4)	8,020	11,048
Capitalizable software development expenditures	10,047	4,248
Capitalized software development expenditures	(10,047)	(4,248)
Share-based compensation	7,441	3,823
Amortization of purchased intangible assets related to business combinations	316	1,320
Impairment of capitalized software	384	927
Gain on early lease termination	(443)	—
Right-of-use asset impairment	—	138
Debt restructuring costs	—	1,322
Loss on debt restructurings, net	—	2,851
Loss on extinguishment of revolving credit facility	—	788
Interest expense, net	3,771	10,906
Other income (expense), net	(737)	850
Income tax provision	44	689
Segment net income (loss)	$1,238	$(14,369)
Reconciliation of profit or loss
Income (Loss) from discontinued operations, net of tax	(400)	18,941
Consolidated net income (loss)	$838	$4,572
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2025	2024
United States and Canada	$164,257	$184,324
Europe (including United Kingdom)	1,699	5,298
Other	232	1,622
Total	$166,188	$191,244
Substantially all of the Company’s long-term assets are located within the United States.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Risk
Customer Concentrations
For the year ended December 31, 2025, two customers accounted for 62.2% and 26.4% of revenues, respectively. For the year ended December 31, 2024, two customers accounted for 41.9% and 33.6% of revenues, respectively.
At December 31, 2025, two customers accounted for 52.9% and 16.0% of total accounts receivable, net, respectively. At December 31, 2024, three customers accounted for 33.6%, 22.8% and 18.8% of total accounts receivable, net, respectively.
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
Note 14. Subsequent Events
Preferred Stock Exchange
On January 14, 2026 (the “Preferred Stock Exchange Closing Date”), the Company entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) with an affiliate of Mubadala Capital (the “Preferred Stock Holder”), which held all 25,000 outstanding shares of the Company’s Series E Preferred Stock.
Pursuant to the Preferred Stock Exchange Agreement, on the Preferred Stock Exchange Closing Date all of the outstanding shares of Series E Preferred Stock, which had a liquidation value of $42.0 million as of December 31, 2025, were surrendered and forfeited by the Preferred Stock Holder in exchange for $10.0 million in cash, one-third of which was paid on the Preferred Stock Exchange Closing Date and the balance of which will be paid in two equal installments on the six and twelve month anniversaries of the Preferred Stock Exchange Closing Date, 767,165 shares of the Company’s common stock, and $8.0 million in additional principal amount of the Company’s existing 9.0% 2029 Senior Secured Notes. The shares of common stock and 2029 Senior Secured Notes were issued to the Preferred Stock Holder on the Preferred Stock Exchange Closing Date.
The 2029 Senior Secured Notes issued to the Preferred Stock Holder have the same terms as the outstanding $40.9 million aggregate principal amount of 2029 Senior Secured Notes originally issued on November 6, 2024, and were issued pursuant to the Base Indenture and Supplemental Indenture entered into on that date by the Company, certain of its subsidiaries, as guarantors, and Wilmington Savings Fund Society, FSB, as trustee and collateral agent.
The Preferred Stock Exchange Agreement provides the Preferred Stock Holder with customary registration rights with respect to the common stock issued, pursuant to which, among other things, the Company agreed to file a registration statement with the Securities and Exchange Commission within six months following the Preferred Stock Exchange Closing Date.