Form 10-Q
period 2026-03-31
INSEEGO CORP.
filed 2026-05-08
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2026, was 16,276,707.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,297	$24,886
Accounts receivable, net of allowance for expected credit losses of $145 and $159, respectively	15,719	25,086
Inventories	12,541	7,726
Prepaid expenses and other current assets	5,704	6,389
Total current assets	53,261	64,087
Property, plant and equipment, net of accumulated depreciation of $29,571 and $26,063, respectively	1,308	1,087
Intangible assets, net of accumulated amortization of $34,022 and $32,336, respectively	21,873	20,676
Goodwill	3,949	3,949
Operating lease right-of-use assets	3,235	3,451
Other assets	531	557
Total assets	$84,157	$93,807
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,741	$23,583
Accrued expenses and other current liabilities	27,397	24,856
Total current liabilities	52,138	48,439
Long-term liabilities:
Operating lease liabilities	2,649	2,910
Deferred tax liabilities, net	189	186
2029 Senior Secured Notes, net	50,415	41,611
Other long-term liabilities	4,181	4,705
Total liabilities	109,572	97,851
Commitments and contingencies (Note 9.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, no shares outstanding as of March 31, 2026, 25,000 issued and outstanding as of and December 31, 2025 (aggregate liquidation preference of $41,966 as of December 31, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 16,228,548 and 15,388,978 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	871,990	903,899
Accumulated other comprehensive loss	376	403
Accumulated deficit	(897,797)	(908,361)
Total stockholders’ deficit	(25,415)	(4,044)
Total liabilities and stockholders’ deficit	$84,157	$93,807
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Mobile solutions	$16,688	$17,790
Fixed wireless access solutions	5,314	1,903
Product	22,002	19,693
Software services and other	12,336	11,980
Total revenues	34,338	31,673
Cost of revenues:
Product	16,382	15,396
Software services and other	1,359	1,294
Total cost of revenues	17,741	16,690
Gross profit	16,597	14,983
Operating costs and expenses:
Research and development	5,810	4,535
Sales and marketing	5,622	3,934
General and administrative	6,937	4,490
Depreciation and amortization	1,794	2,064
Impairment of capitalized software	—	384
Total operating costs and expenses	20,163	15,407
Operating income (loss)	(3,566)	(424)
Other (expense) income:
Interest expense	(1,061)	(1,026)
Other income (expense), net	125	303
Income (loss) before income taxes	(4,502)	(1,147)
Income tax provision (benefit)	34	23
Income (loss) from continuing operations	(4,536)	(1,170)
Income (loss) from discontinued operations (net of income tax provision (benefit) of $— and $400, respectively)	—	(400)
Net income (loss)	(4,536)	(1,570)
Preferred stock dividends	—	(864)
Preferred stock exchange deemed contribution	15,100	—
Net income (loss) attributable to common stockholders	$10,564	$(2,434)
Per share data:
Net earnings (loss) per share
Basic
Continuing operations	$0.66	$(0.14)
Discontinued operations	—	(0.03)
Basic earnings (loss) per share*	$0.66	$(0.16)
Diluted
Continuing operations	$0.65	$(0.14)
Discontinued operations	—	(0.03)
Diluted earnings (loss) per share*	$0.65	$(0.16)
Weighted-average shares used in computation of net earnings (loss) per share
Basic	16,093,430	15,002,003
Diluted	16,356,246	15,002,003

Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	6
Comprehensive loss	$(4,563)	$(1,564)
*Rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	(1,570)	—	(1,570)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	16	—	(174)	—	—	(174)
Share-based compensation	—	—	—	—	1,601	—	—	1,601
Preferred stock dividends	—	—	—	—	864	(864)	—	—
Balance, March 31, 2025	25	$—	15,007	$15	$894,825	$(908,059)	$224	$(12,995)

Balance, December 31, 2025	25	$—	15,389	$15	$903,899	$(908,361)	$403	$(4,044)
Net income (loss)	—	—	—	—	—	(4,536)	—	(4,536)
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	73	—	(420)	—	—	(420)
Share-based compensation	—	—	—	—	2,304	—	—	2,304
Preferred stock exchange	(25)	—	767	1	(33,793)	15,100	—	(18,692)
Balance, March 31, 2026	—	$—	16,229	$16	$871,990	$(897,797)	$376	$(25,415)

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(4,536)	$(1,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) Loss from discontinued operations, net of tax	—	400
Depreciation and amortization	1,813	2,098
Provision for expected credit losses	(14)	14
Impairment of capitalized software	—	384
Provision for excess and obsolete inventory	312	680
Share-based compensation expense	2,304	1,601
Amortization of debt discount (premium) and debt issuance costs, net	(114)	(22)
Deferred income taxes	3	3
Non-cash operating lease expense	216	263
Other	79	—
Changes in assets and liabilities:
Accounts receivable	9,381	1,698
Inventories	(5,127)	(2,218)
Prepaid expenses and other assets	711	1,346
Accounts payable	2,056	(850)
Accrued expenses and other liabilities	(5,136)	(6,972)
Operating lease liabilities	(233)	(322)
Operating cash flows from continuing operations	1,715	(3,467)
Operating cash flows from discontinued operations	—	—
Net cash provided by (used in) operating activities	1,715	(3,467)
Cash flows from investing activities:
Purchases of property, plant and equipment	(131)	(32)
Additions to capitalized software development costs and purchases of intangible assets	(3,816)	(1,693)
Investing cash flows from continuing operations	(3,947)	(1,725)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(3,947)	(1,015)
Cash flows from financing activities:
Cash payments as part of preferred stock exchange	(3,334)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	1	42
Financing cash flows from continuing operations	(3,333)	42
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	(3,333)	42
Effect of exchange rates on cash	(24)	(7)
Net decrease in cash and cash equivalents	(5,589)	(4,447)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$19,297	$35,149

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$80	$7
Income taxes	$(94)	$57

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$980	$918
Fair value of common stock, debt, and cash payables issued as part of preferred stock exchange	$23,532	$—
Carrying value of preferred stock removed as part of preferred stock exchange	$41,966	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared by Inseego Corp. (the “Company”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on the Company’s Financial Statements. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Segment Information
The Company has one reportable segment. The Company’s Chief Executive Officer (“CEO”), who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based solely on the Company’s consolidated operations and financial results.
As such, our operations constitute a single operating segment and one reportable segment. See Note 8 – Segment, Geographic, and Concentrations of Risk Information for more information.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted ASU 2025‑05 during the first quarter of 2026. The adoption of this guidance did not have an impact on the Company’s financial statements or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective basis. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
In November 2025, the FASB issued ASU No. 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU provides targeted amendments to improve and clarify the application of hedge accounting and better align hedge accounting results with an entity’s risk management activities. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The amendments are required to be applied prospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$12,541	$7,726
Raw materials and components	—	—
Total inventories	$12,541	$7,726

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Rebate receivables	$2,085	$2,608
Receivables from contract manufacturers	912	1,494
Other	2,707	2,287
Total prepaid expenses and other	$5,704	$6,389
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred revenue	$4,640	$6,168
Payroll and related expenses	4,949	6,796
Accrued contract manufacturing liabilities	4,155	5,874
Cash payable for preferred stock exchange	6,479	—
Operating lease liabilities	996	968
Royalties	629	884
Accrued interest	1,991	914
Other	3,558	3,252
Total accrued expenses and other current liabilities	$27,397	$24,856
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term deferred revenue	$4,034	$4,558
Other	147	147
Total other long-term liabilities	$4,181	$4,705
As of March 31, 2026, of the $4.0 million long-term deferred revenue balance, $3.8 million relates to performance obligations expected to be satisfied between one and two years, and $0.3 million relates to performance obligations expected to be satisfied between two and three years from March 31, 2026.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	13,624	13,624	—	—
Total cash equivalents	13,624	13,624	—	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	17,737	17,737	—	—
Certificates of deposit	—	—	—	—
Total cash equivalents	17,737	17,737	—	—
No transfers between levels occurred during the three or three months ended March 31, 2026 or March 31, 2025.
The Company also had an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 4 – Debt) that was measured at fair value on a recurring basis prior to the maturity and full repayment of the 2025 Convertible Notes on May 1, 2025. The interest make-whole payment derivative liability was a Level 3 instrument and was valued using a Monte Carlo model.
During the three months ended March 31, 2025, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the three months ended March 31, 2025.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2029 Senior Secured Notes (as defined in Note 4 – Debt) and 2025 Convertible Notes. The 2029 Senior Secured Notes and 2025 Convertible Notes are carried at amortized cost, and the 2025 Convertible notes were adjusted for changes in fair value of the embedded interest make-whole payment derivative.
As detailed in Note 7 – Stockholders' Equity (Deficit) below, the additional $8.0 million in 2029 Senior Secured Notes principal and $10.0 million cash payable issued during the three months ended March 31, 2026 as part of the Preferred Stock Exchange Agreement were initially recorded upon issuance at fair value, which were $8.9 million and $9.7 million, respectively. The fair value of both the additional 2029 Senior Secured Notes principal and cash payable were determined based on a discounted cash flow model, which represents a Level 3 measurement. The fair value of the additional 2029 Senior Secured Notes principal was estimated using probability-weighted scenarios which include assumptions that are highly subjective and required judgment regarding significant matters, such as the timing of redemption, amount and timing of future cash flows and an adjusted market yield of 5.29%. The fair value of the cash payable was estimated using an adjusted market yield of 4.91%. The use of different assumptions could have a material effect on the fair value estimates.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Debt
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of March 31, 2026.
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
As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings and availability to borrow under the Working Capital Facility was $14.5 million.
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
On January 14, 2026, as part of the exchange of its outstanding preferred stock, which is discussed in further detail in Note 7 – Stockholders' Equity (Deficit), the Company issued an additional $8.0 million in principal amount of 2029 Senior Secured Notes.
As of March 31, 2026, $48.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal gross amount	$48,879	$40,879
Add: unamortized debt premium	2,032	1,247
Less: unamortized issuance costs	(496)	(515)
Net carrying amount	$50,415	$41,611
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
The 2025 Convertible Notes matured on May 1, 2025, at which time all outstanding principal of $14.9 million and related accrued interest was repaid.
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands):

	Three Months Ended March 31,
	2026	2025
2029 Senior Secured Notes
Contractual interest expense	$1,072	$920
Amortization of debt issuance costs	40	38
Amortization of debt discount/(premium)	(154)	(93)
Total interest expense	$958	$865
Related party interest expense	$672	$672

Working Capital Facility
Contractual interest expense	9	—
Amortization of debt issuance costs	14	—
Total interest expense	$23	$—

2025 Convertible Notes
Contractual interest expense	$—	$121
Amortization of debt issuance costs	—	15
Amortization of debt discount/(premium)	—	18
Total interest expense	$—	$154

Other interest expense	$80	$7
Consolidated interest expense	$1,061	$1,026
The annualized effective interest rate, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes for the three months ended March 31, 2026 was 8.0%. The annualized effective interest rates, including the impact of non-cash interest expense, for the 2029 Senior Secured Notes and 2025 Convertible Notes for the three months ended March 31, 2025 was 8.5% and 4.1%, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Share-based Compensation
During the three months ended March 31, 2026 and 2025, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 1,603,739 remain available for future grants as of March 31, 2026.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$181	$52
Research and development	205	268
Sales and marketing	527	146
General and administrative	1,391	1,135
Total	$2,304	$1,601
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
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

Outstanding — December 31, 2025	1,517,039
Granted	—
Exercised	(481)
Canceled	(5,000)
Outstanding — March 31, 2026	1,511,558
Exercisable — March 31, 2026	409,138
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
At March 31, 2026, total unrecognized compensation expense related to stock options was $6.2 million, which is expected to be recognized over a weighted-average period of 2.94 years.
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
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

Non-vested — December 31, 2025	1,846,156
Granted	2,451
Vested	(115,215)
Forfeited	(47,551)
Non-vested — March 31, 2026	1,685,841
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
At March 31, 2026, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $13.2 million, which is expected to be recognized over a weighted-average period of 2.85 years.
Note 6. Earnings (Loss) per Share
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
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount*
For the three months ended March 31, 2026
Basic EPS
Net income (loss)	$(4,536)
Add: preferred stock exchange deemed contribution	15,100
Income (loss) attributable to common stockholders	$10,564	16,093	$0.66

Diluted EPS
Income (loss) attributable to common stockholders	$10,564	16,093
Effect of dilutive stock options and unvested restricted stock		263
Diluted EPS	$10,564	16,356	$0.65

For the three months ended March 31, 2025
Basic and Diluted EPS
Income (Loss) from continuing operations	$(1,170)
Less: preferred stock dividends	(864)
Income (loss) from continuing operations attributable to common stockholders	(2,034)	15,002	$(0.14)
Income from discontinued operations, net of tax	(400)	15,002	$(0.03)
Income (loss) attributable to common stockholders	$(2,434)	15,002	$(0.16)
(*) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive as of March 31, 2026 and 2025 (in thousands):

	As of March 31,
	2026	2025
Common stock warrants	2,930	3,018
Stock options	1,280	1,121
Restricted stock units	103	1,318
Employee stock purchase plan	28	29
2025 Convertible Notes	—	119
Total	4,341	5,605
Note 7. Stockholders' Equity (Deficit)
Warrants
The Company has outstanding warrants to purchase shares of its common stock that were issued in prior periods. The terms and conditions of these warrants, including exercise prices, contractual lives, and settlement provisions, are described in detail in Note 8. Stockholders’ Equity (Deficit) to the Company’s consolidated financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2025.
The warrants are classified as equity instruments as they are indexed to the Company’s own stock and meet the criteria for equity classification under applicable accounting guidance. Accordingly, the warrants are not remeasured at fair value subsequent to issuance.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes warrant activity for the three months ended March 31, 2026 and 2025:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)
Outstanding — December 31, 2024	3,018,304	$12.59	3.76
Outstanding — March 31, 2025	3,018,304	$12.59	3.51

Outstanding — December 31, 2025	2,929,770	$12.63	2.76
Outstanding — March 31, 2026	2,929,770	$12.63	2.51
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
The 2029 Senior Secured Notes principal, common stock, and cash payable issued to the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement were all recorded at cumulative fair value of $26.9 million. The 2029 Senior Secured Noted principal was determined to have a fair value of $8.9 million. The resulting $0.9 million premium is included in the value of the 2029 Senior Secured Notes on the condensed consolidated balance sheet and will be amortized over the term of the 2029 Senior Secured Notes as a reduction to interest expense. The fair value of the common stock, based on the closing price of the Company’s common stock on the issuance date, was $8.2 million and was recorded within stockholders’ equity on the condensed consolidated balance sheet. The fair value of the $10.0 million cash payable was determined to be $9.7 million and was recorded initially within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The $0.3 million difference between the total cash payable and its fair value will be amortized to interest expense over the 12-month total repayment period.
The total liquidation preference of the outstanding preferred stock, which was $42.0 million at the time of the Preferred Stock Exchange Closing Date, was removed from stockholder’s equity as a result of the exchange. The $15.1 million difference between the $42.0 million liquidation preference and the $26.9 million cumulative fair value of the exchange consideration was recorded as a deemed contribution within accumulated deficit on the condensed consolidated statements of stockholders’ deficit.
Subsequent to the Preferred Stock Exchange Agreement, the Company no longer has any outstanding preferred stock.

Note 8. Segment, Geographic, and Concentrations of Risk Information
Segment Information

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of March 31, 2026, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
Revenues	$34,338	$31,673
Less:
Adjusted cost of revenues (1)	17,560	16,638
Adjusted research and development (2)	5,595	4,267
Adjusted sales and marketing (2)	5,105	3,788
Adjusted general and administrative (3)	4,346	3,355
Adjusted depreciation and amortization (4)	1,794	1,748
Capitalizable software development expenditures	2,920	2,376
Capitalized software development expenditures	(2,920)	(2,376)
Share-based compensation	2,304	1,601
Amortization of purchased intangible assets related to business combinations	—	316
Impairment of capitalized software	—	384
Non‑recurring transaction‑related costs	1,200	—
Interest expense	1,061	1,026
Other (income) expense, net	(125)	(303)
Income tax provision (benefit)	34	23
Segment net income (loss)	$(4,536)	$(1,170)
Reconciliation of profit or loss
Income (loss) from discontinued operations, net of tax	—	(400)
Consolidated net income (loss)	$(4,536)	$(1,570)
(1) Excludes any share-based compensation expense.
(2) Excludes any depreciation and amortization or share-based compensation expense.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, gain on early lease terminations, or debt restructuring costs.
(4) Excludes amortization of purchased intangible assets.
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2026	2025
United States and Canada	$34,229	$31,620
Europe (including United Kingdom)	$39	$—
Australia	$70	$53
Total	$34,338	$31,673

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Credit Risk
Customer Concentrations
For the three months ended March 31, 2026, two customers accounted for 53.2% and 33.5% of revenues, respectively. For the three months ended March 31, 2025, two customers accounted for 54.6% and 35.1% of revenues, respectively.
As of March 31, 2026, three customers accounted for 49.1%, 23.4%, and 16.7% of accounts receivable, net, respectively. As of December 31, 2025, two customers accounted for 45.6% and 31.4% of accounts receivable, net, respectively.
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
Note 9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers and other vendors that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of March 31, 2026, future payments under these noncancellable purchase obligations were approximately $127.1 million.
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
Note 10. Income Taxes
Income tax expense was less than $1.0 million for both the three months ended March 31, 2026 and March 31, 2025, consisting primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to our effective tax for 2026.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Subsequent Events
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego has agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “Nokia FWA Business”). Under the Purchase Agreement and subject to the terms and conditions set forth therein, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”), Inseego will purchase the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $12.89 per share and (iii) the assumption of certain liabilities relating to the Nokia FWA Business (the “Transaction”). The warrants will be exercisable for a period of four years following the Closing and will be exercisable on a cash basis.
The Purchase Agreement contains customary representations, warranties and indemnities made or given by each of Nokia and Inseego. The Purchase Agreement also contains customary covenants of the parties, including covenants relating to the conduct of the Nokia FWA Business prior to closing, efforts to obtain required consents and approvals, and other matters. Nokia, on behalf of itself and its affiliates, has agreed that for a period of three years after the Closing (the “Restricted Period”) it will not, anywhere in the world, engage in any business that develops, produces or sells certain fixed wireless access products and devices sold by the Nokia FWA Business, subject to certain exceptions. In addition, Nokia has agreed that if during the Restricted Period it determines that it intends to solicit proposals from, or to enter into negotiations with, any third party for the development of any product or device featuring upstream connectivity with both wired and cellular radio access and use products or technology comprising part of the Purchased Assets, Nokia will provide Inseego with a right of first offer to provide such products.
In addition, pursuant to the Purchase Agreement, Nokia has agreed that if the EBITDA (as defined in the Purchase Agreement) of the Nokia FWA Business for the first 12 months following the Closing is negative, Nokia will reimburse Inseego on a quarterly basis by the amount of such negative EBITDA, capped at an aggregate total payment of $38.0 million, subject to certain limitations. Additionally, for the next 24 months after the initial 12-month period after Closing, Inseego has agreed to pay to Nokia a portion of the EBITDA profits generated by the Nokia FWA Business, if any, ranging from 0% to 50%, dependent upon the Nokia FWA Business achieving certain revenue thresholds.
The Purchase Agreement is subject to customary closing conditions and termination rights of the parties, including the right of either party to terminate the Purchase Agreement if the Closing has not occurred by January 15, 2027, subject to Inseego’s right to extend such date by up to three months if certain deliverables have not been provided.
Nokia Investment in Inseego
On April 30, 2026, Inseego and Nokia also entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which, subject to the terms and conditions contained therein (including the Closing occurring), at the Closing, Nokia will invest $10.0 million in cash in Inseego, for which it will receive 775,795 shares of Common Stock and warrants to purchase an aggregate of 260,569 shares of Common Stock, at an exercise price of $12.89 per share and otherwise in the same form as the warrants to be issued pursuant to the terms of the Purchase Agreement, except that such warrants will be exercisable for cash or on a cashless exercise basis.

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
•our pending acquisition of Nokia’s fixed wireless access business;
•the impact of laws and regulations on our business, including the adoption of new regulations;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
Trademarks
“Inseego”, the “Inseego logo”, “MiFi”, “Skyus”, “Inseego Connect”, “Inseego Subscribe” and “Inseego Wavemaker” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025, contained in our Form 10-K.
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
Recent Developments
Repurchase of Preferred Stock
On January 14, 2026 (the “Preferred Stock Exchange Closing Date’), the Company entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) with an affiliate of Mubadala Capital (the “Preferred Stock Holder”), which held all 25,000 outstanding shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”).
Pursuant to the Preferred Stock Exchange Agreement, on the Preferred Stock Exchange Closing Date all of the outstanding shares of Series E Preferred Stock, which had a liquidation value of $42.0 million as of December 31, 2025, were surrendered and forfeited by the Preferred Stock Holder in exchange for the following consideration, having an aggregate value of approximately $26 million and representing a discount of approximately 38% to the liquidation value: (i) $10.0 million in cash, one-third of which was paid on the Preferred Stock Exchange Closing Date and the balance of which will be paid in two equal installments on the six and twelve month anniversaries of the Preferred Stock Exchange Closing Date; (ii) 767,165 shares of the Company’s common stock (the “Common Shares”), and (iii) $8.0 million in additional principal amount of the Company’s existing 2029 Senior Secured Notes. The Common Shares and the 2029 Senior Secured Notes were issued to the Preferred Stock Holder on the Preferred Stock Exchange Closing Date.
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego has agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “Nokia FWA Business”). Under the Purchase Agreement and subject to the terms and conditions set forth therein, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”), Inseego will purchase the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $12.89 per share and (iii) the assumption of certain liabilities relating to the Nokia FWA Business (the “Transaction”). The warrants will be exercisable for a period of four years following the Closing and will be exercisable on a cash basis.
The Purchase Agreement contains customary representations, warranties and indemnities made or given by each of Nokia and Inseego. The Purchase Agreement also contains customary covenants of the parties, including covenants relating to the conduct of the Nokia FWA Business prior to closing, efforts to obtain required consents and approvals, and other matters. Nokia, on behalf of itself and its affiliates, has agreed that for a period of three years after the Closing (the “Restricted Period”) it will not, anywhere in the world, engage in any business that develops, produces or sells certain fixed wireless access products and devices sold by the Nokia FWA Business, subject to certain exceptions. In addition, Nokia has agreed that if during the Restricted Period it determines that it intends to solicit proposals from, or to enter into negotiations with, any third party for the development of any product or device featuring upstream connectivity with both wired and cellular radio access and use products or technology comprising part of the Purchased Assets, Nokia will provide Inseego with a right of first offer to provide such products.
In addition, pursuant to the Purchase Agreement, Nokia has agreed that if the EBITDA (as defined in the Purchase Agreement) of the Nokia FWA Business for the first 12 months following the Closing is negative, Nokia will reimburse Inseego on a quarterly basis by the amount of such negative EBITDA, capped at an aggregate total payment of $38.0 million, subject to certain limitations. Additionally, for the next 24 months after the initial 12-month period after Closing, Inseego has agreed to pay to Nokia a portion of the EBITDA profits generated by the Nokia FWA Business, if any, ranging from 0% to 50%, dependent upon the Nokia FWA Business achieving certain revenue thresholds.
The Purchase Agreement is subject to customary closing conditions and termination rights of the parties, including the right of either party to terminate the Purchase Agreement if the Closing has not occurred by January 15, 2027, subject to Inseego’s right to extend such date by up to three months if certain deliverables have not been provided.
Nokia Investment in Inseego
On April 30, 2026, Inseego and Nokia also entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which, subject to the terms and conditions contained therein (including the Closing occurring), at the Closing, Nokia will invest $10.0 million in cash in Inseego, for which it will receive 775,795 shares of Common Stock and warrants to purchase an aggregate of 260,569 shares of Common Stock, at an exercise price of $12.89 per share and otherwise in the same form as the warrants to be issued pursuant to the terms of the Purchase Agreement, except that such warrants will be exercisable for cash or on a cashless exercise basis.
Our Sources of Revenue
We classify our revenues from the sale of our products and services into two categories: Product Revenue, which consists of our Mobile Solutions and Fixed Wireless Access Solutions, and Software Services and Other. A description of each of the revenue classifications is as follows:
Mobile Solutions: Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Software Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include T-Mobile, Verizon Wireless, and AT&T in the United States, Rogers and Telus in Canada, and various companies in other vertical markets

Fixed Wireless Access Solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a fully secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Software Services and Other below. These devices, sold under the Wavemaker and Skyus brands, are sold by mobile operators such as T-Mobile, Verizon Wireless, and AT&T along with distribution and channel partners.

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
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues. Revenues for the three months ended March 31, 2026 were $34.3 million, compared to $31.7 million for the same period in 2025.
The following table summarizes revenues by category (in thousands):

	Three Months Ended March 31,		Change
Product Category	2026	2025	$	%
Mobile solutions	$16,688	$17,790	$(1,102)	(6.2)%
Fixed wireless access solutions	5,314	1,903	3,411	179.2
Product	22,002	19,693	2,309	11.7
Software services and other	12,336	11,980	356	3.0
Total revenues	$34,338	$31,673	$2,665	8.4
Mobile solutions. The $1.1 million decrease in mobile solutions revenues is primarily due to decreased sales with one of our carrier partners due to promotional activity in the prior period.
Fixed wireless access solutions. The $3.4 million increase in fixed wireless access solutions revenues is primarily due to the launch of our current generation indoor FWA solution that began selling in the second quarter of 2025.
Software services and other. The $0.4 million increase in software services and other revenues is primarily due to increased revenue from Inseego Connect.
Cost of revenues. Cost of revenues for the three months ended March 31, 2026 was $17.7 million, or 51.7% of revenues, compared to $16.7 million, or 52.7% of revenues, for the same period in 2025.
The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended March 31,		Change
Product Category	2026	2025	$	%
Product	$16,382	$15,396	$986	6.4%
Software services and other	1,359	1,294	65	5.0
Total cost of revenues	$17,741	$16,690	$1,051	6.3
Product. The $1.0 million increase in product cost of revenues is primarily due to increased product revenues.
Software services and other. The $0.1 million increase in software services and other cost of revenues is primarily due to increased Inseego Connect services and the related costs of performing those services.
Gross profit. Gross profit for the three months ended March 31, 2026 was $16.6 million, or a gross margin of 48.3%, compared to $15.0 million, or a gross margin of 47.3%, for the same period in 2025. The increase in both gross profit and gross margin is primarily due to an increased proportion of higher margin service and FWA revenues as a percentage of total revenues.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
Operating costs and expenses	2026	2025	$	%
Research and development	$5,810	$4,535	$1,275	28.1%
Sales and marketing	5,622	3,934	1,688	42.9
General and administrative	6,937	4,490	2,447	54.5
Depreciation and amortization	1,794	2,064	(270)	(13.1)
Impairment of capitalized software	—	384	(384)	*
Total	$20,163	$15,407	$4,756	30.9
Research and development expenses. Research and development expenses for the three months ended March 31, 2026 were $5.8 million, or 16.9% of revenues, compared to $4.5 million, or 14.3% of revenues, for the same period in 2025. The increase in research and development expenses was primarily due to increased compensation costs due to increased headcount and increased outside services costs related to the Company’s increased development efforts for its next line of products.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2026 were $5.6 million, or 16.4% of revenues, compared to $3.9 million, or 12.4% of revenues, for the same period in 2025. The increase in sales and marketing expenses was primarily due to increased compensation costs due to increased headcount and increased share-based compensation expense related to equity awards granted in late 2025.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2026 were $6.9 million, or 20.2% of revenues, compared to $4.5 million, or 14.2% of revenues, for the same period in 2025. The increase in general and administrative expense was primarily due to non-recurring transaction costs related to the Preferred Stock Exchange Agreement and Purchase Agreement for Nokia’s FWA business and increased share-based compensation expense related to equity awards granted in late 2025.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended March 31, 2026 were $1.8 million, or 5.2% of revenues, compared to $2.1 million, or 6.5% of revenues, for the same period in 2025. The decrease in depreciation and amortization expenses was primarily due to capitalized costs on various development projects being capitalized during three months ended March 31, 2026 but not amortizable until future quarters when they go to market and the ending of useful life of certain amortizable purchased intangibles.
Impairment of capitalized software. For the three months ended March 31, 2026 and 2025, we recorded impairments of $0.0 million and $0.4 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended March 31,		Change
Other (expense) income	2026	2025	$	%
Interest expense	$(1,061)	$(1,026)	$(35)	3.4%
Other income (expense), net	125	303	(178)	(58.7)
Total	$(936)	$(723)	$(213)	29.5%
* Percentage not meaningful
Interest expense. The change in interest expense is due to the offsetting impacts of the $8.0 million increase in 2029 Senior Secured Notes principal during the three months ended March 31, 2026 as part of the Preferred Stock Exchange Agreement and the repayment of the 2025 Convertible Notes in May 2025.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.3 million, respectively. The decrease in other income, net was primarily due to lower interest bearing cash balances in the current quarter.
Income tax provision (benefit). Income tax provision (benefit) was less than $0.1 million for both the three months ended March 31, 2026 and 2025.
Income (Loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2025 was $0.4 million. There was no income (loss) from discontinued operations during the three months ended March 31, 2026 as the Telematics Business was sold in November 2024.

Preferred stock dividends. During the three months ended March 31, 2025, we recorded dividends of $0.9 million. There were no preferred stock dividends during the three months ended March 31, 2026 as all outstanding preferred stock was surrendered and forfeited by the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement on January 14, 2026.

Liquidity and Capital Resources
As of March 31, 2026, the Company had available cash and cash equivalents totaling $19.3 million and maintained positive working capital of $1.1 million. The Company had positive cash flows from operations of $1.7 million for the three months ended March 31, 2026.
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of March 31, 2026.
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
As of March 31, 2026, there were no outstanding borrowings and availability to borrow under the Working Capital Facility was $14.5 million.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $48.9 million as of March 31, 2026 and mature on May 1, 2029.
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
Contractual Obligations and Commitments
As of March 31, 2026, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers and other vendors for the purchase of goods and services to be received up to three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2026, our future payments under these noncancellable purchase obligations were approximately $127.1 million.
•$48.9 million in outstanding borrowings under the 2029 Senior Secured Notes; see Part I Item 1, Note 4 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations, other than the full repayment upon maturity of the 2025 Convertible Notes on May 1, 2025.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows from continuing operations	$1,715	$(3,467)
Operating cash flows from discontinued operations	—	—
Net cash provided by (used in) operating activities	1,715	(3,467)

Investing cash flows from continuing operations	(3,947)	(1,725)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(3,947)	(1,015)

Financing cash flows from continuing operations	(3,333)	42
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	(3,333)	42

Effect of exchange rates on cash	(24)	(7)
Net decrease in cash and cash equivalents	(5,589)	(4,447)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$19,297	$35,149
Operating activities.
Net cash provided by operating activities for the three months ended March 31, 2026 is primarily comprised of net cash provided by working capital of $1.9 million, which was largely due to timing of large cash receipts on accounts receivable balances, partially offset by the payout of the Company’s annual bonuses that were accrued for at December 31, 2025. The net cash provided by working capital was partially offset by a $4.5 million net loss and non-cash charges during the period, including share-based compensation expense of $2.3 million and depreciation and amortization of $1.8 million.
Net cash used in operating activities for three months ended March 31, 2025 is primarily comprised of a $1.2 million net loss from continuing operations during the period and net cash used for working capital of $7.0 million, which was largely due to the payout of the annual bonus that was accrued for at December 31, 2024, partially offset by non-cash charges, including depreciation and amortization of $2.1 million, share-based compensation expense of $1.6 million, and provision for excess and obsolete inventory of $0.7 million.
Investing activities.
Net cash used in investing activities during the three months ended March 31, 2026 is primarily comprised of $3.8 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities for the three months ended March 31, 2025 is comprised of $1.7 million of cash outflows related to the development of software in support of our products and services, partially offset by $0.7 million received during the period related to a working capital adjustment payment from the purchaser of the Company’s Telematics Business that was sold in 2024.
Financing activities.
Net cash used in financing activities during the three months ended March 31, 2026 is primarily comprised of the $3.3 million payment made as part of the Preferred Stock Exchange Agreement.
Net cash provided by financing activities for the three months ended March 31, 2025 is comprised of less than $0.1 million of cash received from exercises of stock options.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only fixed-rate borrowings, made under the 2029 Senior Secured Notes, had an outstanding principal balance of $48.9 million as of March 31, 2026. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of March 31, 2026 and December 31, 2025, we had no variable-rate borrowings.
Working Capital Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Working Capital Facility. As of March 31, 2026, assuming our Working Capital Facility was fully drawn up to the $15.0 million maximum, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the three months ended March 31, 2026, sales denominated in foreign currencies were approximately 2.0% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, Canadian Dollar, and Australian Dollar. For the three months ended March 31, 2026, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by less than $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
Other than the additional risk factors set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2025. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
Our pending acquisition of Nokia’s fixed wireless access business (the “Nokia FWA Business”) involves a number of risks, the occurrence of which could materially adversely affect our business, financial condition and operating results.
On April 30, 2026, we entered into an asset purchase agreement with Nokia to acquire the Nokia FWA Business. The acquisitions involves a number of risks, including the following:
•delays in completing the acquisition within the expected time period and the risk that the acquisition may not be completed at all;
•the occurrence of any fact, event, change, development or circumstance that could give rise to the termination of the purchase agreement;
•the failure to satisfy any of the conditions to the consummation of the acquisition of the Nokia FWA Business;
•diversion of management's attention to complete the acquisition and integrate the Nokia FWA Business thereafter;
• the announcement and/or consummation of the acquisition disrupting Inseego’s current plans or operations;
•potential litigation relating to the acquisition, including any resulting costs, delays or diversion of management’s attention;
•significant transactions costs and expenses associated with the acquisition, whether or not it is completed;
•the failure to recognize the anticipated benefits of the acquisition, which may be affected by, among other things, the potential loss of customers and/or employees of the Nokia FWA Business, competition, and/or the ability of Inseego to grow and manage growth profitably; and
•the risk that costs savings and other anticipated synergies from the acquisition may not be realized when expected, or at all.
The occurrence of any of the above risks could materially adversely affect our business, financial condition and operating results.
Certain of our products and services are subject to laws and regulations in the U.S. and other regions in which we operate.
Certain of our products and services are subject to laws and regulations in the U.S. and other regions in which we operate. From time to time in the ordinary course we may be required to obtain regulatory approvals or licenses in order to sell certain products and services, which could result in increased costs and inability to sell our products and services. For example, in the U.S., the Federal Communications Commission (“FCC”) regulates many aspects of communications devices and services. Further, regulatory requirements may change, or we may not be able to receive approvals, registrations or licenses from jurisdictions in which we may desire to sell products and services in the future. In addition, many laws and regulations are still evolving and being tested in courts and by regulatory authorities and could be interpreted in ways that could harm our business. For example, on March 23, 2026, the FCC updated the “Covered List” of communications equipment deemed to pose an unacceptable risk to U.S. national security to include all consumer-grade routers produced in foreign countries, effectively prohibiting the importation, marketing, or sale in the United States of such routers. Although previously authorized routers may continue to be imported and sold in the United States, modifications to such routers, including firmware and software updates, often require additional FCC authorization. While we believe that the routers we currently offer are enterprise-grade, not consumer-grade, and thus not subject to the recent FCC update, the FCC may disagree with our determination, and our ability to deliver future products may be impacted. These restrictions may inhibit our ability to introduce new or upgraded products on our desired timeline and we may be required to: (i) delay, redesign, or discontinue certain offerings; (ii) shift manufacturing, assembly, or development activities to the United States or other approved pathways at higher cost; (iii) maintain older product models longer than planned, potentially reducing competitiveness; (iv) carry higher inventory levels or incur write-downs if demand shifts or products become non-viable; and/or (v) devote significant management attention and resources to engineering changes, testing, certification, and vendor transitions. Any of these outcomes could adversely affect our revenue, gross margins, and cash flows. Further, any changes that broaden the definition of covered devices, limit waivers or transition periods, or otherwise extend restrictions to additional categories of equipment could further increase our compliance costs and operational risks.
The application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or services may not be, or may not have been, compliant with each applicable law or regulation. Compliance with applicable laws and regulations may impose substantial costs on our business, and if we fail to comply we may be subject to regulatory and civil liability, additional costs (including fines), reputational harm, and in severe cases, may be prevented from selling our products and services in certain jurisdictions, all of which could materially and adversely affect our business, financial position, results of operation, and cash flows.
Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item  3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.     Exhibits.

Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	10-Q	3.2	5/9/2025
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
10.1	Exchange Agreement, dated January 14, 2026	8-K	10.1	1/14/2026
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer