Form 10-Q
period 2026-06-30
INSEEGO CORP.
filed 2026-08-06
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 29, 2026, was 16,420,592.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,878	$24,886
Accounts receivable, net of allowance for expected credit losses of $201 and $159, respectively	40,129	25,086
Inventories	8,923	7,726
Prepaid expenses and other current assets	7,168	6,389
Total current assets	58,098	64,087
Property, plant and equipment, net of accumulated depreciation of $12,445 and $26,063, respectively	1,318	1,087
Intangible assets, net of accumulated amortization of $34,839 and $32,336, respectively	23,350	20,676
Goodwill	3,949	3,949
Operating lease right-of-use assets	3,016	3,451
Other assets	657	557
Total assets	$90,388	$93,807
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,687	$23,583
Accrued expenses and other current liabilities	25,645	24,856
Total current liabilities	54,332	48,439
Long-term liabilities:
Operating lease liabilities	2,381	2,910
Deferred tax liabilities, net	192	186
Working Capital Facility	10,000	—
2029 Senior Secured Notes, net	50,291	41,611
Other long-term liabilities	3,754	4,705
Total liabilities	120,950	97,851
Commitments and contingencies (Note 9.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, no shares outstanding as of June 30, 2026, 25,000 issued and outstanding as of December 31, 2025 (aggregate liquidation preference of $41,966 as of December 31, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 16,401,284 and 15,388,978 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	875,237	903,899
Accumulated other comprehensive loss	420	403
Accumulated deficit	(906,235)	(908,361)
Total stockholders’ deficit	(30,562)	(4,044)
Total liabilities and stockholders’ deficit	$90,388	$93,807
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Mobile solutions	$17,291	$13,672	$33,979	$31,462
Fixed wireless access solutions	14,363	14,511	19,677	16,414
Product	31,654	28,183	53,656	47,876
Software services and other	12,330	12,040	24,666	24,020
Total revenues	43,984	40,223	78,322	71,896
Cost of revenues:
Product	27,756	22,365	44,138	37,761
Software services and other	1,382	1,343	2,741	2,637
Total cost of revenues	29,138	23,708	46,879	40,398
Gross profit	14,846	16,515	31,443	31,498
Operating costs and expenses:
Research and development	5,301	4,820	11,111	9,355
Sales and marketing	6,441	3,951	12,063	7,885
General and administrative	7,756	4,703	14,693	9,193
Depreciation and amortization	2,243	1,761	4,037	3,825
Impairment of capitalized software	341	—	341	384
Total operating costs and expenses	22,082	15,235	42,245	30,642
Operating income (loss)	(7,236)	1,280	(10,802)	856
Other (expense) income:
Interest expense	(1,210)	(933)	(2,271)	(1,959)
Other income (expense), net	43	182	168	485
Income (loss) before income taxes	(8,403)	529	(12,905)	(618)
Income tax provision (benefit)	35	22	69	45
Income (loss) from continuing operations	(8,438)	507	(12,974)	(663)
Income (loss) from discontinued operations (net of income tax provision (benefit) of $—, $—, $— and $400, respectively)	—	—	—	(400)
Net income (loss)	(8,438)	507	(12,974)	(1,063)
Preferred stock dividends	—	(883)	—	(1,747)
Preferred stock exchange deemed contribution	—	—	15,100	—
Net income (loss) attributable to common stockholders	$(8,438)	$(376)	$2,126	$(2,810)
Per share data:
Net earnings (loss) per share
Basic
Continuing operations	$(0.52)	$(0.03)	$0.13	$(0.16)
Discontinued operations	—	—	—	(0.03)
Basic earnings (loss) per share*	$(0.52)	$(0.03)	$0.13	$(0.19)
Diluted
Continuing operations	$(0.52)	$(0.03)	$0.13	$(0.16)
Discontinued operations	—	—	—	(0.03)
Diluted earnings (loss) per share*	$(0.52)	$(0.03)	$0.13	$(0.19)
Weighted-average shares used in computation of net earnings (loss) per share
Basic	16,317,614	15,023,832	16,206,141	15,012,918
Diluted	16,317,614	15,023,832	16,672,326	15,012,918

Other comprehensive income:
Foreign currency translation adjustment	44	109	17	115
Comprehensive income (loss)	$(8,394)	$616	$(12,957)	$(948)
*Rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	(1,063)	—	(1,063)
Foreign currency translation adjustment	—	—	—	—	—	—	115	115
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	52	—	55	—	—	55
Share-based compensation	—	—	—	—	3,255	—	—	3,255
Preferred stock dividends	—	—	—	—	1,747	(1,747)	—	—
Balance, June 30, 2025	25	$—	15,043	$15	$897,591	$(908,435)	$333	$(10,496)

Balance, December 31, 2025	25	$—	15,389	$15	$903,899	$(908,361)	$403	$(4,044)
Net income (loss)	—	—	—	—	—	(12,974)	—	(12,974)
Foreign currency translation adjustment	—	—	—	—	—	—	17	17
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	245	—	(222)	—	—	(222)
Share-based compensation	—	—	—	—	5,353	—	—	5,353
Preferred stock exchange	(25)	—	767	1	(33,793)	15,100	—	(18,692)
Balance, June 30, 2026	—	$—	16,401	$16	$875,237	$(906,235)	$420	$(30,562)

See accompanying notes to condensed consolidated financial statements (unaudited).

 INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	25	$—	15,007	$15	$894,825	(908,059)	$224	$(12,995)
Net loss	—	—	—	—	—	507	—	507
Foreign currency translation adjustment	—	—	—	—	—	—	109	109
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	36	—	229	—	—	229
Share-based compensation	—	—	—	—	1,654	—	—	1,654
Preferred stock dividends	—	—	—	—	883	(883)	—	—
Balance, June 30, 2025	25	$—	15,043	$15	$897,591	$(908,435)	$333	$(10,496)

Balance, March 31, 2026	—	$—	16,229	$16	$871,990	$(897,797)	$376	$(25,415)
Net income	—	—	—	—	—	(8,438)	—	(8,438)
Foreign currency translation adjustment	—	—	—	—	—	—	44	44
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	172	—	198	—	—	198
Share-based compensation	—	—	—	—	3,049	—	—	3,049
Preferred stock exchange	—	—	—	—	—	—	—	—
Balance, June 30, 2026	—	$—	16,401	$16	$875,237	$(906,235)	$420	$(30,562)

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(12,974)	$(1,063)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) Loss from discontinued operations, net of tax	—	400
Depreciation and amortization	4,075	3,890
Provision for expected credit losses	42	103
Impairment of capitalized software	341	384
Provision for excess and obsolete inventory	1,090	1,194
Share-based compensation expense	5,353	3,255
Amortization of debt discount (premium) and debt issuance costs, net	(238)	(65)
Deferred income taxes	6	6
Non-cash operating lease expense	435	527
Other	147	—
Changes in assets and liabilities:
Accounts receivable	(15,085)	(10,370)
Inventories	(2,287)	(2,664)
Prepaid expenses and other assets	(879)	1,355
Accounts payable	6,237	4,051
Accrued expenses and other liabilities	(7,853)	(7,404)
Operating lease liabilities	(472)	(654)
Operating cash flows from continuing operations	(22,062)	(7,055)
Operating cash flows from discontinued operations	—	(881)
Net cash used in operating activities	(22,062)	(7,936)
Cash flows from investing activities:
Purchases of property, plant and equipment	(479)	(220)
Additions to capitalized software development costs and purchases of intangible assets	(7,808)	(4,371)
Investing cash flows from continuing operations	(8,287)	(4,591)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(8,287)	(3,881)
Cash flows from financing activities:
Payments related to repayments of 2025 Convertible Notes	—	(14,949)
Draws on Working Capital Facility	10,000	—
Cash payments as part of preferred stock exchange	(3,334)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	699	272
Financing cash flows from continuing operations	7,365	(14,677)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	7,365	(14,677)
Effect of exchange rates on cash	(24)	119
Net decrease in cash and cash equivalents	(23,008)	(26,375)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$1,878	$13,221

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,227	$2,092
Income taxes	$(12)	$1,414

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$674	$225
Fair value of common stock, debt, and cash payables issued as part of preferred stock exchange	$23,532	$—
Carrying value of preferred stock removed as part of preferred stock exchange	$41,966	$—

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
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego has agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “Nokia FWA Business”). Under the Purchase Agreement and subject to the terms and conditions set forth therein, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”), Inseego will purchase the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $12.89 per share and (iii) the assumption of certain liabilities relating to the Nokia FWA Business. The warrants will be exercisable for a period of four years following the Closing and will be exercisable on a cash basis.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$8,923	$7,726
Raw materials and components	—	—
Total inventories	$8,923	$7,726
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Rebate receivables	$2,773	$2,608
Receivables from contract manufacturers	803	1,494
Other	3,592	2,287
Total prepaid expenses and other	$7,168	$6,389
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenue	$4,798	$6,168
Payroll and related expenses	4,299	6,796
Accrued contract manufacturing liabilities	3,669	5,874
Cash payable for preferred stock exchange	6,559	—
Operating lease liabilities	1,025	968
Royalties	1,020	884
Accrued interest	1,083	914
Other	3,192	3,252
Total accrued expenses and other current liabilities	$25,645	$24,856
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term deferred revenue	$3,608	$4,558
Other	146	147
Total other long-term liabilities	$3,754	$4,705
As of June 30, 2026, of the $3.6 million long-term deferred revenue balance, $2.8 million relates to performance obligations expected to be satisfied between one and two years from June 30, 2026, and $0.8 million relates to performance obligations expected to be satisfied thereafter.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	76	76	—	—
Total cash equivalents	76	76	—	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	17,737	17,737	—	—
Total cash equivalents	17,737	17,737	—	—
No transfers between levels occurred during the three or six months ended June 30, 2026 or June 30, 2025.
The Company also had an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 4 – Debt) that was measured at fair value on a recurring basis prior to the maturity and full repayment of the 2025 Convertible Notes on May 1, 2025. The interest make-whole payment derivative liability was a Level 3 instrument and was valued using a Monte Carlo model.
During the six months ended June 30, 2025, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the six months ended June 30, 2025.
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
As detailed in Note 7 – Stockholders' Equity (Deficit) below, the additional $8.0 million in 2029 Senior Secured Notes principal and $10.0 million cash payable issued during the six months ended June 30, 2026, as part of the Preferred Stock Exchange Agreement were initially recorded upon issuance at fair value, which were $8.9 million and $9.7 million, respectively. The fair value of both the additional 2029 Senior Secured Notes principal and cash payable were determined based on a discounted cash flow model, which represents a Level 3 measurement. The fair value of the additional 2029 Senior Secured Notes principal was estimated using probability-weighted scenarios which include assumptions that are highly subjective and required judgment regarding significant matters, such as the timing of redemption, amount and timing of future cash flows and an adjusted market yield of 5.29%. The fair value of the cash payable was estimated using an adjusted market yield of 4.91%. The use of different assumptions could have a material effect on the fair value estimates.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Debt
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). On May 22, 2026, the Company amended the Working Capital Facility Agreement to increase the maximum borrowing capacity to $20.0 million. The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of June 30, 2026.
Obligations under the Working Capital Facility are secured by a continuing security interest in substantially all property of Inseego Corp. and certain of its subsidiaries, subject to customary exclusions. Availability under the Working Capital Facility is determined monthly as the excess of a borrowing base (“Borrowing Base”), comprised of a percentage of eligible accounts receivable and eligible inventory, over the total loans and issued letters of credit outstanding under the Working Capital Facility. If the aggregate outstanding amount of the Working Capital Facility, including outstanding letters of credit, exceeds the Borrowing Base at any time, the excess amount shall be payable on demand by BMO.
Priority of the obligations of the Company with respect to the Working Capital Facility is senior to the priority of the obligations of the Company with respect to the 2029 Senior Secured Notes on the assets of the Company which constitute current assets and junior to the priority to the obligations of the Company with respect to the 2029 Senior Secured Notes on the assets of the Company which are not current assets, as set forth in the Working Capital Facility Agreement. The Working Capital Facility contains customary events of default, including a cross-default and cross-payment default for certain indebtedness in an aggregate principal amount in excess of $1.0 million and a cross-default for certain termination events under Swap Contracts with a termination value (determined in accordance with the terms of the Working Capital Facility Agreement) in excess of $1.0 million, as set forth in the Working Capital Facility Agreement.
Loans made under the Working Capital Facility bear interest at a Term Secured Overnight Financing Rate (“SOFR”), as defined in the Working Capital Facility Agreement, plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. Interest on loans made under the Working Capital Facility are paid in cash, in arrears, on a semi-annual basis.
As of June 30, 2026, the Company had $3.0 million of outstanding letters of credit issued under the Working Capital Facility to support inventory purchases. No amounts had been drawn under the letters of credit as of June 30, 2026, and no funded obligations were payable to BMO.
The following table details the outstanding borrowings and availability to borrow under the Working Capital Facility (in thousands):

	June 30, 2026	December 31, 2025
Outstanding borrowings	$10,000	$—
Availability to borrow	6,452	14,452
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2026, $48.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Principal gross amount	$48,879	$40,879
Add: unamortized debt premium	1,869	1,247
Less: unamortized issuance costs	(457)	(515)
Net carrying amount	$50,291	$41,611
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
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2029 Senior Secured Notes
Contractual interest expense	$1,099	$920	$2,171	$1,840
Amortization of debt issuance costs	40	39	80	77
Amortization of debt discount/(premium)	(164)	(94)	(318)	(187)
Total interest expense	$975	$865	$1,933	$1,730
Effective interest rate	8.0%	8.5%	8.0%	8.5%
Related party interest expense	$634	$673	$1,257	$1,345

Working Capital Facility
Contractual interest expense	58	—	67	—
Amortization of debt issuance costs	14	—	28	—
Total interest expense	$72	$—	$95	$—
Effective interest rate	12.0%	—%	16.0%	—%

2025 Convertible Notes
Contractual interest expense	$—	$42	$—	$163
Amortization of debt issuance costs	—	5	—	20
Amortization of debt discount/(premium)	—	7	—	25
Total interest expense	$—	$54	$—	$208
Effective interest rate	—%	4.1%	—%	4.1%

Other interest expense	$163	$14	$243	$21
Consolidated interest expense	$1,210	$933	$2,271	$1,959
Note 5. Share-based Compensation
During the six months ended June 30, 2026 and 2025, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 1,623,331 remain available for future grants as of June 30, 2026.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$281	$55	$462	$107
Research and development	242	266	447	534
Sales and marketing	671	143	1,198	289
General and administrative	1,855	1,190	3,246	2,325
Total	$3,049	$1,654	$5,353	$3,255

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
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

Outstanding — December 31, 2025	1,517,039
Granted	—
Exercised	(38,672)
Canceled	(63,725)
Outstanding — June 30, 2026	1,414,642
Exercisable — June 30, 2026	455,465
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
At June 30, 2026, total unrecognized compensation expense related to stock options was $5.4 million, which is expected to be recognized over a weighted-average period of 2.70 years.
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
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

Non-vested — December 31, 2025	1,846,156
Granted	139,381
Vested	(235,900)
Forfeited	(108,907)
Non-vested — June 30, 2026	1,640,730
During the six months ended June 30, 2025, the Company granted RSUs to the CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
At June 30, 2026, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $12.8 million, which is expected to be recognized over a weighted-average period of 2.70 years.
Note 6. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their effect would be anti-dilutive.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount*
For the three months ended June 30, 2026
Basic and Diluted EPS
Net income (loss)	$(8,438)
Less: preferred stock dividends	—
Income (loss) from continuing operations attributable to common stockholders	(8,438)	16,318	$(0.52)
Income from discontinued operations, net of tax	—	16,318	$—
Income (loss) attributable to common stockholders	$(8,438)	16,318	$(0.52)

For the three months ended June 30, 2025
Basic and Diluted EPS
Income (loss) from continuing operations	$507
Less: preferred stock dividends	(883)
Income (loss) from continuing operations attributable to common stockholders	(376)	15,024	$(0.03)
Income from discontinued operations, net of tax	—	15,024	$—
Income (loss) attributable to common stockholders	$(376)	15,024	$(0.03)

For the six months ended June 30, 2026
Basic EPS
Net income (loss)	$(12,974)
Less: preferred stock dividends	—
Add: preferred stock exchange deemed contribution	15,100
Income (loss) from continuing operations attributable to common stockholders	2,126	16,206	$0.13
Income from discontinued operations, net of tax	—	16,206	$—
Income (loss) attributable to common stockholders	$2,126	16,206	$0.13

Diluted EPS
Income (loss) attributable to common stockholders	$2,126	16,206
Effect of dilutive stock options and unvested restricted stock		350
Effect of common stock warrants		116
Diluted EPS	$2,126	16,672	$0.13

For the six months ended June 30, 2025
Basic and Diluted EPS
Income (Loss) from continuing operations	$(663)
Less: preferred stock dividends	(1,747)
Income (loss) from continuing operations attributable to common stockholders	(2,410)	15,013	$(0.16)
Income from discontinued operations, net of tax	(400)	15,013	$(0.03)
Income (loss) attributable to common stockholders	$(2,810)	15,013	$(0.19)
(*) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock warrants	2,930	3,018	2,813	3,018
Stock options	1,415	1,283	1,097	1,283
Restricted stock units	1,641	1,321	112	1,321
Employee stock purchase plan	28	35	28	35
Total	6,014	5,657	4,050	5,657
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
The following table summarizes warrant activity for the six months ended June 30, 2026 and 2025:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)
Outstanding — December 31, 2024	3,018,304	$12.59	3.76
Outstanding — June 30, 2025	3,018,304	$12.59	3.26

Outstanding — December 31, 2025	2,929,770	$12.63	2.76
Outstanding — June 30, 2026	2,929,770	$12.63	2.26
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of June 30, 2026, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$43,984	$40,223	$78,322	$71,896
Less:
Adjusted cost of revenues (1)	28,843	23,653	46,403	40,291
Adjusted research and development (2)	5,022	4,554	10,617	8,821
Adjusted sales and marketing (2)	5,704	3,808	10,809	7,596
Adjusted general and administrative (3)	3,916	3,513	8,262	6,868
Adjusted depreciation and amortization (4)	2,243	1,761	4,037	3,509
Capitalizable software development expenditures	3,009	1,985	5,929	4,361
Capitalized software development expenditures	(3,009)	(1,985)	(5,929)	(4,361)
Share-based compensation	3,049	1,654	5,353	3,255
Amortization of purchased intangible assets related to business combinations	—	—	—	316
Impairment of capitalized software	341	—	341	384
Non‑recurring transaction‑related costs(5)	2,102	—	3,302	—
Interest expense	1,210	933	2,271	1,959
Other (income) expense, net	(43)	(182)	(168)	(485)
Income tax provision (benefit)	35	22	69	45
Segment net income (loss)	$(8,438)	$507	$(12,974)	$(663)
Reconciliation of profit or loss
Income (loss) from discontinued operations, net of tax	—	—	—	(400)
Consolidated net income (loss)	$(8,438)	$507	$(12,974)	$(1,063)
(1) Excludes any share-based compensation expense and non-recurring transaction-related costs.
(2) Excludes any depreciation and amortization, share-based compensation expense, and non-recurring transaction-related costs.
(3) Excludes any depreciation and amortization, share-based compensation expense, right-of-use asset impairments, gain on early lease terminations, debt restructuring costs, and non-recurring transaction-related costs.
(4) Excludes amortization of purchased intangible assets.
(5) Non-recurring transaction costs related to the Preferred Stock Exchange Agreement and Purchase Agreement for Nokia’s FWA business
Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States and Canada	$43,675	$40,130	$77,904	$71,750
Europe (including United Kingdom)	206	19	245	19
Australia	103	74	173	127
Total	$43,984	$40,223	$78,322	$71,896
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Credit Risk
Customer Concentrations
For the three months ended June 30, 2026, two customers accounted for 42.6% and 37.8% of revenues, respectively. For the three months ended June 30, 2025, two customers accounted for 62.2% and 24.2% of revenues, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the six months ended June 30, 2026, three customers accounted for 47.2%, 24.5%, and 18.7% of revenues, respectively. For the six months ended June 30, 2025, two customers accounted for 58.9% and 29.0% of revenues, respectively.
As of June 30, 2026, two customers accounted for 41.8% and 42.2% of accounts receivable, net, respectively. As of December 31, 2025, two customers accounted for 52.9% and 16.0% of accounts receivable, net, respectively.
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
Note 9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers and other vendors that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of June 30, 2026, future payments under these noncancellable purchase obligations were approximately $119.9 million.
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
Note 10. Income Taxes
Income tax expense was less than $1.0 million for both the three and six months ended June 30, 2026 and June 30, 2025, consisting primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities.
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
•our ability to compete in the market for wireless broadband data access and wireless modem products and services;
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
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego has agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “Nokia FWA Business”). Under the Purchase Agreement and subject to the terms and conditions set forth therein, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”), Inseego will purchase the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $12.89 per share and (iii) the assumption of certain liabilities relating to the Nokia FWA Business. The warrants will be exercisable for a period of four years following the Closing and will be exercisable on a cash basis.
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
Mobile Solutions: Our mobile broadband devices, sold under the MiFi brand, are actively used by millions of end users to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile portfolio is supported by our cloud offering, Inseego Connect for device management, whose revenues are included in Software Services and Other below. Our Mobile Solutions customer base is primarily comprised of mobile operators. These mobile operators include T-Mobile, Verizon Wireless, and AT&T in the United States, Rogers and Telus in Canada, and various companies in other vertical markets

Fixed Wireless Access Solutions: Our fixed wireless access solutions are deployed by enterprise and SMB customers for their distributed sites and employees as a secure and corporate managed wireless WWAN solution. The portfolio consists of indoor, outdoor and industrial routers and gateways supported by our cloud offering – Inseego Connect – for device management. Revenues related to our cloud offerings of Inseego Connect are included within Software Services and Other below. These devices, sold under the Wavemaker and Skyus brands, are sold by mobile operators such as T-Mobile, Verizon Wireless, and AT&T along with distribution and channel partners.

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
Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues. Revenues for the three months ended June 30, 2026 were $44.0 million, compared to $40.2 million for the same period in 2025.
The following table summarizes revenues by category (in thousands):

	Three Months Ended June 30,		Change
Product Category	2026	2025	$	%
Mobile solutions	$17,291	$13,672	$3,619	26.5%
Fixed wireless access solutions	14,363	14,511	(148)	(1.0)
Product	31,654	28,183	3,471	12.3
Software services and other	12,330	12,040	290	2.4
Total revenues	$43,984	$40,223	$3,761	9.4
Mobile solutions. The $3.6 million increase in mobile solutions revenues is primarily due to sales to a new carrier partner during the three months ended June 30, 2026, who was not a customer during the comparable prior period. This increase was partially offset by the impact of the late-quarter launch of our current generation of mobile solutions products, which limited revenue contribution from the new product line during the three months ended June 30, 2026.
Fixed wireless access solutions. The $0.1 million decrease in fixed wireless access solutions revenues reflects overall consistent demand for our fixed wireless access products period over period. The modest decrease was primarily driven by a shift in the customer mix, as revenues concentrated with a key carrier partner in the prior period were largely replaced by revenues from a new carrier partner during the three months ended June 30, 2026, resulting in only a negligible net change in total fixed wireless access revenues.
Software services and other. The $0.3 million increase in software services and other revenues is primarily due to increased revenue from Inseego Connect, primarily on our fixed wireless access devices.
Cost of revenues. Cost of revenues for the three months ended June 30, 2026 was $29.1 million, or 66.2% of revenues, compared to $23.7 million, or 58.9% of revenues, for the same period in 2025.
The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended June 30,		Change
Product Category	2026	2025	$	%
Product	$27,756	$22,365	$5,391	24.1%
Software services and other	1,382	1,343	39	2.9
Total cost of revenues	$29,138	$23,708	$5,430	22.9
Product. The $5.4 million increase in product cost of revenues is primarily due to increased product revenues, increased component costs, specifically memory costs, and lower margin on the current year’s generation of products in comparison to the prior year period.
Software services and other. The increase in software services and other cost of revenues is consistent with the increase in software services and other revenues over the same period, as the underlying cost drivers — primarily personnel costs related to Inseego Subscribe and Inseego Connect — remained relatively stable period over period. The largely fixed cost structure of the Company's software and services operations meant that the change in revenue activity did not require a meaningful change in the resources required to deliver those services.
Gross profit. Gross profit for the three months ended June 30, 2026 was $14.8 million, or a gross margin of 33.8%, compared to $16.5 million, or a gross margin of 41.1%, for the same period in 2025. The decrease in both gross profit and gross margin is primarily due to increased product component costs, specifically memory costs, and lower margin on the current year’s generation of mobile and fixed wireless access products in comparison to the prior year.

Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
Operating costs and expenses	2026	2025	$	%
Research and development	$5,301	$4,820	$481	10.0%
Sales and marketing	6,441	3,951	2,490	63.0
General and administrative	7,756	4,703	3,053	64.9
Depreciation and amortization	2,243	1,761	482	27.4
Impairment of capitalized software	341	—	341	*
Total	$22,082	$15,235	$6,847	44.9
Research and development expenses. Research and development expenses for the three months ended June 30, 2026 were $5.3 million, or 12.1% of revenues, compared to $4.8 million, or 12.0% of revenues, for the same period in 2025. The increase in research and development expenses was primarily due to increased compensation costs due to increased headcount related to the Company’s development efforts for its next line of products, partially offset by decreased annual incentive bonus accruals.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2026 were $6.4 million, or 14.6% of revenues, compared to $4.0 million, or 9.8% of revenues, for the same period in 2025. The increase in sales and marketing expenses was primarily due to increased marketing spend on demo units, increased compensation costs due to increased headcount, increased share-based compensation expense related to equity awards granted in late 2025, and increased commissions expense related to higher sales during the period, partially offset by decreased annual incentive bonus accruals.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2026 were $7.8 million, or 17.6% of revenues, compared to $4.7 million, or 11.7% of revenues, for the same period in 2025. The increase in general and administrative expense was primarily due to non-recurring transaction costs related to the Purchase Agreement for Nokia’s FWA business and increased share-based compensation expense related to equity awards granted in late 2025, partially offset by decreased annual incentive bonus accruals.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2026 were $2.2 million, or 5.1% of revenues, compared to $1.8 million, or 4.4% of revenues, for the same period in 2025. The increase in depreciation and amortization expenses was primarily due higher capitalized software balances being amortized in the current period related to significant development efforts relating to our current generation of mobile and fixed wireless products, as well as efforts related to further development of our software services.
Impairment of capitalized software. For the three months ended June 30, 2026 and 2025, we recorded impairments of $0.3 million and $0.0 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended June 30,		Change
Other (expense) income	2026	2025	$	%
Interest expense	$(1,210)	$(933)	$(277)	29.7%
Other income (expense), net	43	182	(139)	(76.4)
Total	$(1,167)	$(751)	$(416)	55.4%
* Percentage not meaningful
Interest expense. The increase in interest expense is primarily due to the $8.0 million increase in 2029 Senior Secured Notes principal in January 2026 as part of the Preferred Stock Exchange Agreement and drawn balances on the Working Capital Facility that was executed in August 2025, partially offset by the repayment of the 2025 Convertible Notes in May 2025.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2026 and 2025 was less than $0.1 million and $0.2 million, respectively. The decrease in other income, net was primarily due to lower interest bearing cash balances in the current quarter.
Income tax provision (benefit). Income tax provision (benefit) was less than $0.1 million for both the three months ended June 30, 2026 and 2025.

Preferred stock dividends. During the three months ended June 30, 2025, we recorded dividends of $0.9 million. There were no preferred stock dividends during the three months ended June 30, 2026 as all outstanding preferred stock was surrendered and forfeited by the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement on January 14, 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues. Revenues for the six months ended June 30, 2026 were $78.3 million, compared to $71.9 million for the same period in 2025.
The following table summarizes revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2026	2025	$	%
Mobile solutions	$33,979	$31,462	$2,517	8.0%
Fixed wireless access solutions	19,677	16,414	3,263	19.9
Product	53,656	47,876	5,780	12.1
Software services and other	24,666	24,020	646	2.7
Total revenues	$78,322	$71,896	$6,426	8.9
Mobile solutions. The $2.5 million increase in mobile solutions revenues is primarily due to sales to a new carrier partner during the six months ended June 30, 2026, who was not a customer during the comparable prior period. This increase was partially offset by the impact of the launch of our current generation of mobile solutions products late in the current period, which limited revenue contribution from the new product line during the six months ended June 30, 2026.
Fixed wireless access solutions. The $3.3 million increase in fixed wireless access solutions revenues is primarily due to decreased sales with one of our carrier partners during the first three months of 2025 as we transitioned to our next generation of fixed wireless access products that launched during the second quarter of 2025.
Software services and other The $0.6 million increase in software services and other revenues is primarily due to increased revenue from Inseego Connect, primarily on our fixed wireless access devices.
Cost of revenues. Cost of revenues for the six months ended June 30, 2026 was $46.9 million, or 59.9% of revenues, compared to $40.4 million, or 56.2% of revenues, for the same period in 2025.
The following table summarizes cost of revenues by category (in thousands):

	Six Months Ended June 30,		Change
Product Category	2026	2025	$	%
Product	$44,138	$37,761	$6,377	16.9%
Software services and other	2,741	2,637	104	3.9
Total cost of revenues	$46,879	$40,398	$6,481	16.0
Product. The $6.4 million increase in product cost of revenues is primarily due to increased product revenues, increased component costs, specifically memory costs, and lower margin on the current year’s generation of products in comparison to the prior year period.
Software services and other. The increase in software services and other cost of revenues is consistent with the increase in software services and other revenues over the same period, as the underlying cost drivers — primarily personnel costs related to Inseego Subscribe and Inseego Connect — remained relatively stable period over period. The largely fixed cost structure of the Company's software and services operations meant that the change in revenue activity did not require a meaningful change in the resources required to deliver those services.
Gross profit. Gross profit for the six months ended June 30, 2026 was $31.4 million, or a gross margin of 40.1%, compared to $31.5 million, or a gross margin of 43.8%, for the same period in 2025. The decrease in both gross profit and gross margin is primarily due to increased product component costs, specifically memory costs, and lower margin on the current year’s generation of mobile and fixed wireless access products in comparison to the prior year period.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
Operating costs and expenses	2026	2025	$	%
Research and development	$11,111	$9,355	$1,756	18.8%
Sales and marketing	12,063	7,885	4,178	53.0
General and administrative	14,693	9,193	5,500	59.8
Depreciation and amortization	4,037	3,825	212	5.5
Impairment of capitalized software	341	384	(43)	(11.2)
Total	$42,245	$30,642	$11,603	37.9
Research and development expenses. Research and development expenses for the six months ended June 30, 2026 were $11.1 million, or 14.2% of revenues, compared to $9.4 million, or 13.0% of revenues, for the same period in 2025. The increase in research and development expenses was primarily due to increased compensation costs due to increased headcount and increased prototype costs related to the Company’s development efforts for its next line of products, partially offset by decreased annual incentive bonus accruals.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2026 were $12.1 million, or 15.4% of revenues, compared to $7.9 million, or 11.0% of revenues, for the same period in 2025. The increase in sales and marketing expenses was primarily due to increased compensation costs due to an increase in overall headcount, increased share-based compensation expense related to equity awards granted in late 2025, increased marketing spend on demo units, and increased commissions expense related to higher sales during the period, partially offset by decreased annual incentive bonus accruals.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2026 were $14.7 million, or 18.8% of revenues, compared to $9.2 million, or 12.8% of revenues, for the same period in 2025. The increase in general and administrative expense was primarily due to non-recurring transaction costs related to the Preferred Stock Exchange Agreement and Purchase Agreement for Nokia’s FWA business and increased share-based compensation expense related to equity awards granted in late 2025, partially offset by decreased annual incentive bonus accruals.
Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2026 were $4.0 million, or 5.2% of revenues, compared to $3.8 million, or 5.3% of revenues, for the same period in 2025. The increase in depreciation and amortization expenses was primarily due higher capitalized software balances being amortized in the current period related to significant development efforts relating to our current generation of mobile and fixed wireless products, as well as efforts related to further development of our software services.
Impairment of capitalized software. For the six months ended June 30, 2026 and 2025, we recorded impairments of $0.3 million and $0.4 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Six Months Ended June 30,		Change
Other (expense) income	2026	2025	$	%
Interest expense	$(2,271)	$(1,959)	$(312)	15.9
Other income (expense), net	168	485	(317)	(65.4)
Total	$(2,103)	$(1,474)	$(629)	42.7
* Percentage not meaningful
Interest expense. The $0.3 million increase in interest expense for the six months ended June 30, 2026 over the same period in 2025 was primarily due to the repayment of the 2025 Convertible Notes in May 2025, partially offset by the impact of the $8.0 million increase in 2029 Senior Secured Notes principal in January 2026 as part of the Preferred Stock Exchange Agreement.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2026 and 2025 was $0.2 million and $0.5 million, respectively. The decrease in other income, net was primarily due to lower interest bearing cash balances in the current period.
Income tax provision (benefit). Income tax provision (benefit) for the six months ended June 30, 2026 and 2025 was a provision of $0.1 million and $0.0 million, respectively.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2025 was $(0.4) million. There was no income (loss) from discontinued operations during the six months ended June 30, 2026 as the Telematics Business was sold in November 2024.
Preferred stock dividends. During the six months ended June 30, 2025, we recorded dividends of $1.7 million. There were no preferred stock dividends during the six months ended June 30, 2026 as all outstanding preferred stock was surrendered and forfeited by the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement on January 14, 2026.

Liquidity and Capital Resources
As of June 30, 2026, the Company had available cash and cash equivalents totaling $1.9 million and maintained positive working capital of $3.8 million. The Company had negative cash flows from operations of $22.1 million for the six months ended June 30, 2026.
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). On May 22, 2026, the Company amended the Working Capital Facility Agreement to increase the maximum borrowing capacity to $20.0 million. The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of June 30, 2026.
Obligations under the Working Capital Facility are secured by a continuing security interest in substantially all property of Inseego Corp. and certain of its subsidiaries, subject to customary exclusions. Availability under the Working Capital Facility is determined monthly as the excess of a borrowing base (“Borrowing Base”), comprised of a percentage of eligible accounts receivable and eligible inventory, over the total loans and issued letters of credit outstanding under the Working Capital Facility. If the aggregate outstanding amount of the Working Capital Facility, including outstanding letters of credit, exceeds the Borrowing Base at any time, the excess amount shall be payable on demand by BMO.
Loans made under the Working Capital Facility bear interest at a Term Secured Overnight Financing Rate (“SOFR”), as defined in the Working Capital Facility Agreement, plus an applicable margin ranging from 1.00-2.50%, subject to certain exceptions. Interest on loans made under the Working Capital Facility are paid in cash, in arrears, on a semi-annual basis.
As of June 30, 2026, the Company had $3.0 million of outstanding letters of credit issued under the Working Capital Facility to support inventory purchases. No amounts had been drawn under the letters of credit as of June 30, 2026, and no funded obligations were payable to BMO.
As of June 30, 2026, there were $10.0 million in outstanding borrowings and availability to borrow under the Working Capital Facility was $6.5 million.
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $48.9 million as of June 30, 2026 and mature on May 1, 2029.
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
Contractual Obligations and Commitments
As of June 30, 2026, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers and other vendors for the purchase of goods and services to be received up to three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2026, our future payments under these noncancellable purchase obligations were approximately $119.9 million.
•$48.9 million in long-term debt outstanding under the 2029 Senior Secured Notes; see Part I Item 1, Note 4 – Debt;
•$10.0 million in outstanding borrowings under the Working Capital Facility; see Part I Item 1 Note 4 – Debt; and

•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations, other than the full repayment upon maturity of the 2025 Convertible Notes on May 1, 2025.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows from continuing operations	$(22,062)	$(7,055)
Operating cash flows from discontinued operations	—	(881)
Net cash used in operating activities	(22,062)	(7,936)

Investing cash flows from continuing operations	(8,287)	(4,591)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(8,287)	(3,881)

Financing cash flows from continuing operations	7,365	(14,677)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	7,365	(14,677)

Effect of exchange rates on cash	(24)	119
Net decrease in cash and cash equivalents	(23,008)	(26,375)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$1,878	$13,221
Operating activities.
Net cash used in operating activities for the six months ended June 30, 2026 is primarily comprised of net cash used for working capital of $19.9 million, which was largely due to timing of large cash receipts on accounts receivable balances and the payout of the Company’s annual bonuses that were accrued for at December 31, 2025, and a $13.0 million net loss, partially offset by non-cash charges during the period, including share-based compensation expense of $5.4 million and depreciation and amortization of $4.1 million.
Net cash used in operating activities for six months ended June 30, 2025 is primarily comprised of a $0.7 million net loss from continuing operations during the period and net cash used for working capital of $15.0 million, which was largely due to the payout of the annual bonus that was accrued for at December 31, 2024, partially offset by non-cash charges, including depreciation and amortization of $3.9 million, share-based compensation expense of $3.3 million, and provision for excess and obsolete inventory of $1.2 million.
Investing activities.
Net cash used in investing activities during the six months ended June 30, 2026 is primarily comprised of $7.8 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities for the six months ended June 30, 2025 is comprised of $4.4 million of cash outflows related to the development of software in support of our products and services, partially offset by $0.7 million received during the period related to a working capital adjustment payment from the purchaser of the Company’s Telematics Business that was sold in 2024.
Financing activities.
Net cash provided by financing activities during the six months ended June 30, 2026 is primarily comprised of $10.0 million drawn on the Working Capital Facility and $0.7 million of cash received from exercises of stock options and purchases through the Company’s employee stock purchase plan, partially offset by the $3.3 million payment made as part of the Preferred Stock Exchange Agreement.
Net cash used in financing activities for the six months ended June 30, 2025 is is primarily comprised of the repayment of the remaining $14.9 million 2025 Convertible Notes principal balance, partially offset by $0.3 million of cash received from exercises of stock options.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only fixed-rate borrowings, made under the 2029 Senior Secured Notes, had an outstanding principal balance of $48.9 million as of June 30, 2026. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of June 30, 2026 and December 31, 2025, we had no variable-rate borrowings.
Working Capital Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Working Capital Facility. As of June 30, 2026, assuming our Working Capital Facility was fully drawn up to the $20.0 million maximum, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the six months ended June 30, 2026, sales denominated in foreign currencies were approximately 1.0% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, Canadian Dollar, and Australian Dollar. For the six months ended June 30, 2026, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by less than $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item  1A.    Risk Factors.
Other than the additional risk factors set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Form 10-K, which was filed with the Securities and Exchange Commission on February 20, 2026. Any of the risks discussed in such report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
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
•the announcement and/or consummation of the acquisition disrupting Inseego’s current plans or operations;
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
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.     Exhibits.

		Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated April 30, 2026, between Nokia Solutions and Networks Oy and Inseego Corp.	8-K	2.1	4/30/2026
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	10-Q	3.2	5/9/2025
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
10.1	Subscription Agreement, dated April 30, 2026, between Inseego Corp. and Nokia Solutions and Networks Oy.	8-K	10.1	4/30/2026
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer