Form 10-Q
period 2026-09-30
INSEEGO CORP.
filed 2026-11-05
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 28, 2026, was 18,486,890.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,611	$24,886
Accounts receivable, net of allowance for expected credit losses of $179 and $159, respectively	26,865	25,086
Inventories	20,513	7,726
Prepaid expenses and other current assets	8,610	6,389
Total current assets	62,599	64,087
Property, plant and equipment, net of accumulated depreciation of $11,897 and $26,063, respectively	1,257	1,087
Intangible assets, net of accumulated amortization of $37,098 and $32,336, respectively	23,427	20,676
Goodwill	3,949	3,949
Operating lease right-of-use assets	2,794	3,451
Other assets	669	557
Total assets	$94,695	$93,807
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,924	$23,583
Accrued expenses and other current liabilities	30,727	24,856
Total current liabilities	67,651	48,439
Long-term liabilities:
Operating lease liabilities	2,169	2,910
Deferred tax liabilities, net	195	186
Working Capital Facility	7,642	—
2029 Senior Secured Notes, net	50,166	41,611
Other long-term liabilities	3,448	4,705
Total liabilities	131,271	97,851
Commitments and contingencies (Note 9.)
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Preferred stock, par value $0.001; 39,500 shares designated, no shares outstanding as of September 30, 2026, 25,000 issued and outstanding as of December 31, 2025 (aggregate liquidation preference of $41,966 as of December 31, 2025)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 16,502,329 and 15,388,978 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	877,307	903,899
Accumulated other comprehensive income (loss)	439	403
Accumulated deficit	(914,338)	(908,361)
Total stockholders’ deficit	(36,576)	(4,044)
Total liabilities and stockholders’ deficit	$94,695	$93,807
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Mobile solutions	$19,100	$16,037	$53,079	$47,499
Fixed wireless access solutions	4,180	17,650	23,857	34,064
Product	23,280	33,687	76,936	81,563
Software services and other	9,983	12,206	34,649	36,226
Total revenues	33,263	45,893	111,585	117,789
Cost of revenues:
Product	21,022	25,253	65,160	63,014
Software services and other	1,155	1,556	3,896	4,193
Total cost of revenues	22,177	26,809	69,056	67,207
Gross profit	11,086	19,084	42,529	50,582
Operating costs and expenses:
Research and development	5,114	4,878	16,225	14,233
Sales and marketing	4,561	4,198	16,624	12,083
General and administrative	6,162	5,689	20,855	14,882
Depreciation and amortization	2,422	2,164	6,459	5,989
Impairment of capitalized software	—	—	341	384
Total operating costs and expenses	18,259	16,929	60,504	47,571
Operating income (loss)	(7,173)	2,155	(17,975)	3,011
Other (expense) income:
Interest expense	(918)	(885)	(3,189)	(2,844)
Other income (expense), net	28	126	196	611
Income (loss) before income taxes	(8,063)	1,396	(20,968)	778
Income tax provision (benefit)	40	(36)	109	9
Income (loss) from continuing operations	(8,103)	1,432	(21,077)	769
Income (loss) from discontinued operations (net of income tax provision (benefit) of $—, $—, $— and $400, respectively)	—	—	—	(400)
Net income (loss)	(8,103)	1,432	(21,077)	369
Preferred stock dividends	—	(903)	—	(2,650)
Preferred stock exchange deemed contribution	—	—	15,100	—
Net income (loss) attributable to common stockholders	$(8,103)	$529	$(5,977)	$(2,281)
Per share data:
Net earnings (loss) per share
Basic
Continuing operations	$(0.49)	$0.03	$(0.37)	$(0.12)
Discontinued operations	—	—	—	(0.03)
Basic earnings (loss) per share*	$(0.49)	$0.03	$(0.37)	$(0.15)
Diluted
Continuing operations	$(0.49)	$0.03	$(0.37)	$(0.12)
Discontinued operations	—	—	—	(0.03)
Diluted earnings (loss) per share*	$(0.49)	$0.03	$(0.37)	$(0.15)
Weighted-average shares used in computation of net earnings (loss) per share
Basic	16,439,278	15,142,000	16,284,707	15,056,458
Diluted	16,439,278	15,522,042	16,284,707	15,056,458

Other comprehensive income:
Foreign currency translation adjustment	19	32	36	147
Comprehensive income (loss)	$(8,084)	$1,464	$(21,041)	$516
*Rounding may impact summation of amounts
See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	25	$—	14,991	$15	$892,534	$(905,625)	$218	$(12,858)
Net income (loss)	—	—	—	—	—	369	—	369
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	222	—	(481)	—	—	(481)
Share-based compensation	—	—	—	—	5,105	—	—	5,105
Preferred stock dividends	—	—	—	—	2,650	(2,650)	—	—
Balance, September 30, 2025	25	$—	15,213	$15	$899,808	$(907,906)	$365	$(7,718)

Balance, December 31, 2025	25	$—	15,389	$15	$903,899	$(908,361)	$403	$(4,044)
Net income (loss)	—	—	—	—	—	(21,077)	—	(21,077)
Foreign currency translation adjustment	—	—	—	—	—	—	36	36
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	346	—	(444)	—	—	(444)
Share-based compensation	—	—	—	—	7,645	—	—	7,645
Preferred stock exchange	(25)	—	767	1	(33,793)	15,100	—	(18,692)
Balance, September 30, 2026	—	$—	16,502	$16	$877,307	$(914,338)	$439	$(36,576)

See accompanying notes to condensed consolidated financial statements (unaudited).

 INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	25	$—	15,043	$15	$897,591	(908,435)	$333	$(10,496)
Net income (loss)	—	—	—	—	—	1,432	—	1,432
Foreign currency translation adjustment	—	—	—	—	—	—	32	32
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	170	—	(536)	—	—	(536)
Share-based compensation	—	—	—	—	1,850	—	—	1,850
Preferred stock dividends	—	—	—	—	903	(903)	—	—
Balance, September 30, 2025	25	$—	15,213	$15	$899,808	$(907,906)	$365	$(7,718)

Balance, June 30, 2026	—	$—	16,401	$16	$875,237	$(906,235)	$420	$(30,562)
Net income (loss)	—	—	—	—	—	(8,103)	—	(8,103)
Foreign currency translation adjustment	—	—	—	—	—	—	19	19
Exercises of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan, net of taxes withheld	—	—	101	—	(222)	—	—	(222)
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Balance, September 30, 2026	—	$—	16,502	$16	$877,307	$(914,338)	$439	$(36,576)

See accompanying notes to condensed consolidated financial statements (unaudited).

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(21,077)	$369
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) Loss from discontinued operations, net of tax	—	400
Depreciation and amortization	6,517	6,079
Provision for expected credit losses	20	287
Impairment of capitalized software	341	384
Provision for excess and obsolete inventory	2,872	510
Gain on early lease termination	—	(443)
Share-based compensation expense	7,645	5,105
Amortization of debt discount (premium) and debt issuance costs, net	(363)	(120)
Deferred income taxes	9	9
Non-cash operating lease expense	657	774
Other	199	—
Changes in assets and liabilities:
Accounts receivable	(1,799)	(14,047)
Inventories	(15,659)	4,463
Prepaid expenses and other assets	(2,333)	(1,164)
Accounts payable	14,352	(184)
Accrued expenses and other liabilities	148	(5,325)
Operating lease liabilities	(717)	(952)
Operating cash flows from continuing operations	(9,188)	(3,855)
Operating cash flows from discontinued operations	—	(908)
Net cash used in operating activities	(9,188)	(4,763)
Cash flows from investing activities:
Purchases of property, plant and equipment	(549)	(321)
Additions to capitalized software development costs and purchases of intangible assets	(10,084)	(6,121)
Investing cash flows from continuing operations	(10,633)	(6,442)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(10,633)	(5,732)
Cash flows from financing activities:
Payments related to repayments of 2025 Convertible Notes	—	(14,949)
Draws on Working Capital Facility	16,650	—
Repayments of Working Capital Facility	(9,008)	—
Cash payments as part of preferred stock exchange	(6,667)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes	699	308
Financing cash flows from continuing operations	1,674	(14,641)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	1,674	(14,641)
Effect of exchange rates on cash	(128)	99
Net decrease in cash and cash equivalents	(18,275)	(25,037)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$6,611	$14,559

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,002	$2,103
Income taxes	$42	$1,440

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable or accrued liabilities	$715	$1,068
Fair value of common stock, debt, and cash payables issued as part of preferred stock exchange	$23,532	$—
Carrying value of preferred stock removed as part of preferred stock exchange	$41,966	$—
Right-of-use assets obtained in exchange for operating leases liabilities	$—	$2,042

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
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (as subsequently amended, the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “FastMile FWA Business”).
Inseego and Nokia completed the transactions (the “Closing”) contemplated by the Purchase Agreement on October 1, 2026, at which time Inseego purchased the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $4.26 per share and (iii) the assumption of certain liabilities relating to the FastMile FWA Business. The warrants are exercisable for a period of four years following the Closing and are exercisable on a cash basis.
The Purchase Agreement contains customary representations, warranties, covenants and indemnities made or given by each of Nokia and Inseego. Nokia, on behalf of itself and its affiliates, has agreed that for a period of three years after the Closing (the “Restricted Period”) it will not, anywhere in the world, engage in any business that develops, produces or sells certain fixed wireless access products and devices sold by the FastMile FWA Business, subject to certain exceptions. In addition, Nokia has agreed that if during the Restricted Period it determines that it intends to solicit proposals from, or to enter into negotiations with, any third party for the development of any product or device featuring upstream connectivity with both

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
wired and cellular radio access and use products or technology comprising part of the Purchased Assets, Nokia will provide Inseego with a right of first offer to provide such products.
In addition, pursuant to the Purchase Agreement, Nokia has agreed that if the EBITDA (as defined in the Purchase Agreement) of the FastMile FWA Business for the first 12 months following the Closing is negative, Nokia will reimburse Inseego on a quarterly basis by the amount of such negative EBITDA, capped at an aggregate total payment of $38.0 million, subject to certain limitations. Additionally, for the next 24 months after the initial 12-month period after Closing, Inseego has agreed to pay to Nokia a portion of the EBITDA profits generated by the FastMile FWA Business, if any, ranging from 0% to 50%, dependent upon the FastMile FWA Business achieving certain revenue thresholds.
Also pursuant to the Purchase Agreement, on October 14, 2026, Nokia made an additional cash payment of $10.0 million to Inseego in support of Inseego’s engineering investment to drive the interoperability between Inseego’s device OS and cloud offerings and certain of Nokia’s technology ecosystems over the year following the Closing.
Nokia Investment in Inseego
On April 30, 2026, Inseego and Nokia also entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which at the Closing, Nokia invested $10.0 million in cash in Inseego, for which it received 775,795 shares of Common Stock and warrants to purchase an aggregate of 260,569 shares of Common Stock, at an exercise price of $4.26 per share and otherwise in the same form as the warrants issued pursuant to the terms of the Purchase Agreement, except that such warrants are exercisable for cash or on a cashless exercise basis.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending March 31, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$20,513	$7,726
Raw materials and components	—	—
Total inventories	$20,513	$7,726
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Rebate receivables	$1,731	$2,608
Prepaid inventory costs[1]	4,303	—
Receivables from contract manufacturers	297	1,494
Other	2,279	2,287
Total prepaid expenses and other	$8,610	$6,389
(1) Prepaid inventory costs primarily relate to prepayments to secure memory supply.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenue	$12,818	$6,168
Payroll and related expenses	3,619	6,796
Accrued contract manufacturing liabilities	2,956	5,874
Cash payable for preferred stock exchange	3,279	—
Operating lease liabilities	992	968
Royalties	689	884
Accrued interest	1,883	914
Other	4,491	3,252
Total accrued expenses and other current liabilities	$30,727	$24,856
Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term deferred revenue	$3,301	$4,558
Other	147	147
Total other long-term liabilities	$3,448	$4,705
As of September 30, 2026, of the $3.3 million long-term deferred revenue balance, $2.6 million relates to performance obligations expected to be satisfied between one and two years from September 30, 2026, and $0.7 million relates to performance obligations expected to be satisfied thereafter.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Fair Value Measurements
The following table sets forth the fair value of the financial assets and liabilities measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	—	—	—	—
Total cash equivalents	—	—	—	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	17,737	17,737	—	—
Total cash equivalents	17,737	17,737	—	—
No transfers between levels occurred during the three or nine months ended September 30, 2026 or September 30, 2025.
The Company also had an interest make-whole payment derivative liability on its 2025 Convertible Notes (as defined in Note 4 – Debt) that was measured at fair value on a recurring basis prior to the maturity and full repayment of the 2025 Convertible Notes on May 1, 2025. The interest make-whole payment derivative liability was a Level 3 instrument and was valued using a Monte Carlo model.
During the nine months ended September 30, 2025, there were no conversions of the 2025 Convertible Notes into shares of the Company’s common stock. There were also no changes in the fair value of the interest make-whole liability during the nine months ended September 30, 2025.
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
As detailed in Note 7 – Stockholders' Equity (Deficit) below, the additional $8.0 million in 2029 Senior Secured Notes principal and $10.0 million cash payable issued during the nine months ended September 30, 2026, as part of the Preferred Stock Exchange Agreement were initially recorded upon issuance at fair value, which were $8.9 million and $9.7 million, respectively. The fair value of both the additional 2029 Senior Secured Notes principal and cash payable were determined based on a discounted cash flow model, which represents a Level 3 measurement. The fair value of the additional 2029 Senior Secured Notes principal was estimated using probability-weighted scenarios which include assumptions that are highly subjective and required judgment regarding significant matters, such as the timing of redemption, amount and timing of future cash flows and an adjusted market yield of 5.29%. The fair value of the cash payable was estimated using an adjusted market yield of 4.91%. The use of different assumptions could have a material effect on the fair value estimates.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Debt
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). On May 22, 2026, the Company amended the Working Capital Facility Agreement to increase the maximum borrowing capacity to $20.0 million. The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of September 30, 2026.
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
As of September 30, 2026, the Company had $3.0 million of outstanding letters of credit issued under the Working Capital Facility to support inventory purchases. $2.0 million had been drawn under the letters of credit as of September 30, 2026, and no funded obligations were payable to BMO.
The following table details the outstanding borrowings and availability to borrow under the Working Capital Facility (in thousands):

	September 30, 2026	December 31, 2025
Outstanding borrowings	$7,642	$—
Availability to borrow	6,687	14,452
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2026, $48.9 million of principal of the 2029 Senior Secured Notes was outstanding, $31.8 million of which was held by related parties.
The 2029 Senior Secured Notes, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Principal gross amount	$48,879	$40,879
Add: unamortized debt premium	1,703	1,247
Less: unamortized issuance costs	(416)	(515)
Net carrying amount	$50,166	$41,611
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
Interest Expense, Summary
The following table sets forth total interest expense, annualized effective interest rate, and interest expense related to related parties, if applicable, for each of the debt instruments detailed above (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2029 Senior Secured Notes
Contractual interest expense	$1,100	$920	$3,271	$2,760
Amortization of debt issuance costs	40	37	120	114
Amortization of debt discount/(premium)	(165)	(93)	(483)	(280)
Total interest expense	$975	$864	$2,908	$2,594
Effective interest rate	8.0%	8.5%	8.0%	8.5%
Related party interest expense	$634	$672	$1,891	$2,017

Working Capital Facility
Contractual interest expense	139	6	206	6
Amortization of debt issuance costs	14	5	42	5
Total interest expense	$153	$11	$248	$11
Effective interest rate	9.1%	—%	10.6%	—%

2025 Convertible Notes
Contractual interest expense	$—	$—	$—	$163
Amortization of debt issuance costs	—	—	—	20
Amortization of debt discount/(premium)	—	—	—	25
Total interest expense	$—	$—	$—	$208
Effective interest rate	—%	—%	—%	4.1%

Other interest expense	$(210)	$10	$33	$31
Consolidated interest expense	$918	$885	$3,189	$2,844
Note 5. Share-based Compensation
During the nine months ended September 30, 2026 and 2025, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 5,775,308 shares, of which 1,534,915 remain available for future grants as of September 30, 2026.
The following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$209	$93	$671	$200
Research and development	232	258	679	792
Sales and marketing	452	200	1,650	489
General and administrative	1,399	1,299	4,645	3,624
Total	$2,292	$1,850	$7,645	$5,105

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
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

Outstanding — December 31, 2025	1,517,039
Granted	—
Exercised	(38,672)
Canceled	(83,743)
Outstanding — September 30, 2026	1,394,624
Exercisable — September 30, 2026	567,675
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
These options granted to the Company’s CEO were valued using a Monte Carlo simulation model. The following table details the key assumptions utilized in the Monte Carlo simulation model used to calculate the grant-date fair value of the awards:

Valuation date (January 6, 2025) stock price	$11.23
Simulation term (years)	10
Risk-free interest rate	4.57%
Volatility	84.00%
Expected dividend yield	—%
At September 30, 2026, total unrecognized compensation expense related to stock options was $4.9 million, which is expected to be recognized over a weighted-average period of 2.43 years.
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
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

Non-vested — December 31, 2025	1,846,156
Granted	383,826
Vested	(400,331)
Forfeited	(234,370)
Non-vested — September 30, 2026	1,595,281
During the nine months ended September 30, 2025, the Company granted RSUs to the CEO in connection with his hiring on January 6, 2025. The Company granted the CEO 124,347 RSUs that contain a time-based vesting requirement (“Time-based CEO RSUs”) with a total grant-date fair value of $1.4 million that vest over four years. The Company also granted the CEO

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Valuation date (January 6, 2025) stock price	$11.23
Simulation term (years)	3
Risk-free interest rate	4.25%
Volatility	105.63%
Expected dividend yield	—%
Correlation coefficient	0.3741
At September 30, 2026, total unrecognized compensation expense related to RSUs, including the RSUs with a market based condition discussed above, was $11.2 million, which is expected to be recognized over a weighted-average period of 2.45 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount*
For the three months ended September 30, 2026
Basic and Diluted EPS
Income (loss) from continuing operations	$(8,103)
Less: preferred stock dividends	—
Income (loss) from continuing operations attributable to common stockholders	(8,103)	16,439	$(0.49)
Income from discontinued operations, net of tax	—	16,439	$—
Income (loss) attributable to common stockholders	$(8,103)	16,439	$(0.49)

For the three months ended September 30, 2025
Basic EPS
Income (loss) from continuing operations	$1,432
Less: preferred stock dividends	(903)
Income (loss) from continuing operations attributable to common stockholders	529	15,142	$0.03
Income from discontinued operations, net of tax	—	15,142	$—
Income (loss) attributable to common stockholders	$529	15,142	$0.03
Diluted EPS
Income (loss) attributable to common stockholders	$529	15,142
Effect of dilutive stock options and unvested restricted stock	—	380
Diluted EPS from net income	$529	15,522	$0.03

For the nine months ended September 30, 2026
Basic and Diluted EPS
Income (loss) from continuing operations	$(21,077)
Less: preferred stock dividends	—
Add: preferred stock exchange deemed contribution	15,100
Income (loss) from continuing operations attributable to common stockholders	(5,977)	16,285	$(0.37)
Income from discontinued operations, net of tax	—	16,285	$—
Income (loss) attributable to common stockholders	$(5,977)	16,285	$(0.37)

For the nine months ended September 30, 2025
Basic and Diluted EPS
Income (Loss) from continuing operations	$769
Less: preferred stock dividends	(2,650)
Income (loss) from continuing operations attributable to common stockholders	(1,881)	15,056	$(0.12)
Income from discontinued operations, net of tax	(400)	15,056	$(0.03)
Income (loss) attributable to common stockholders	$(2,281)	15,056	$(0.15)
(*) Rounding may affect summation.
The following is a summary of outstanding anti-dilutive potential shares of common stock that have been excluded from diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock warrants	2,930	3,018	2,930	3,018
Stock options	1,395	1,222	1,395	1,486
Restricted stock units	1,595	1,253	1,595	1,369
Employee stock purchase plan	28	35	28	35
Total	5,948	5,528	5,948	5,908
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
The following table summarizes warrant activity for the nine months ended September 30, 2026 and 2025:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)
Outstanding — December 31, 2024	3,018,304	$12.59	3.76
Outstanding — September 30, 2025	3,018,304	$12.59	3.01

Outstanding — December 31, 2025	2,929,770	$12.63	2.76
Outstanding — September 30, 2026	2,929,770	$12.63	2.01
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
The 2029 Senior Secured Notes principal, common stock, and cash payable issued to the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement were all recorded at cumulative fair value of $26.9 million. The 2029 Senior Secured Notes principal was determined to have a fair value of $8.9 million. The resulting $0.9 million premium is included in the value of the 2029 Senior Secured Notes on the condensed consolidated balance sheet and will be amortized over the term of the 2029 Senior Secured Notes as a reduction to interest expense. The fair value of the common stock, based on the closing price of the Company’s common stock on the issuance date, was $8.2 million and was recorded within stockholders’ equity on the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
condensed consolidated balance sheet. The fair value of the $10.0 million cash payable was determined to be $9.7 million and was recorded initially within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The $0.3 million difference between the total cash payable and its fair value will be amortized to interest expense over the 12-month total repayment period.
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
As previously detailed in Note 1 – Nature of Business and Significant Accounting Policies, the Company operates as one reportable segment. As of September 30, 2026, the Company’s CODM was its CEO. The Company’s CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and financial results. The accounting policies of our single reportable segment are the same as those described in Note 1 – Nature of Business and Significant Accounting Policies.
The CODM uses net income (loss) in evaluating the performance of our single reportable segment and determining how to allocate resources of the Company as a whole, including investing in our products, services and customers. As the Company only has one reportable segment, the measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$33,263	$45,893	$111,585	$117,789
Less:
Adjusted cost of revenues (1)	21,965	26,716	68,368	67,007
Adjusted research and development (2)	4,893	4,620	15,510	13,441
Adjusted sales and marketing (2)	3,955	3,998	14,764	11,594
Adjusted general and administrative (3)	3,499	4,833	11,761	11,701
Adjusted depreciation and amortization (4)	2,422	2,164	6,459	5,673
Capitalizable software development expenditures	2,336	2,445	8,265	6,806
Capitalized software development expenditures	(2,336)	(2,445)	(8,265)	(6,806)
Share-based compensation	2,293	1,850	7,646	5,105
Amortization of purchased intangible assets related to business combinations	—	—	—	316
Impairment of capitalized software	—	—	341	384
Gain on early lease termination	—	(443)	—	(443)
Non‑recurring transaction‑related costs(5)	1,409	—	4,711	—
Interest expense	918	885	3,189	2,844
Other (income) expense, net	(28)	(126)	(196)	(611)
Income tax provision (benefit)	40	(36)	109	9
Segment net income (loss)	$(8,103)	$1,432	$(21,077)	$769
Reconciliation of profit or loss
Income (loss) from discontinued operations, net of tax	—	—	—	(400)
Consolidated net income (loss)	$(8,103)	$1,432	$(21,077)	$369
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
(5) Non-recurring transaction costs related to the Preferred Stock Exchange Agreement and Purchase Agreement for Nokia’s FWA business

Geographic Information
The following table details the Company’s revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States and Canada	$32,436	$45,832	$110,340	$117,582
Europe (including United Kingdom)	798	—	1,043	19
Australia	29	61	202	188
Total	$33,263	$45,893	$111,585	$117,789
Substantially all of the Company’s long-term assets are located within the United States.
Concentrations of Credit Risk
Customer Concentrations
For the three months ended September 30, 2026, two customers accounted for 47.4% and 37.6% of revenues, respectively. For the three months ended September 30, 2025, two customers accounted for 71.6% and 23.6% of revenues, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended September 30, 2026, three customers accounted for 47.3%, 24.3%, and 17.2% of revenues, respectively. For the nine months ended September 30, 2025, two customers accounted for 63.9% and 26.9% of revenues, respectively.
As of September 30, 2026, three customers accounted for 40.4%, 29.2%, and 18.6% of accounts receivable, net, respectively. As of December 31, 2025, two customers accounted for 52.9% and 16.0% of accounts receivable, net, respectively.
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
Note 9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers and other vendors that require future purchases of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of September 30, 2026, future payments under these noncancellable purchase obligations were approximately $98.5 million.
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
Note 10. Income Taxes
Income tax expense was inconsequential for the three and nine months ended September 30, 2026 and September 30, 2025, consisting primarily of foreign income taxes at certain of the Company’s international entities and state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities.
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
Note 11. Subsequent Events
As discussed in Note 1, on October 1, 2026, the transactions contemplated by the Purchase Agreement and the Subscription Agreement were consummated, see Note 1 for further details. Pursuant to the terms of the Purchase Agreement, at the Closing, the Company and Nokia entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which Nokia agreed not to transfer any of the shares of Common Stock or warrants (the “Warrants”) issued pursuant to the terms of the Purchase Agreement or the Subscription Agreement, or any shares of Common Stock underlying the Warrants (collectively, the “Securities”), subject to limited exceptions, for a period of (i) with respect to 50% of each type of the Securities, one year

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
following the Closing and (ii) with respect to the remaining 50% of each type of the Securities, two years following the Closing. In addition, the Company and Nokia entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) within one year of the Closing in order to effect a registration for the resale by Nokia of the shares of Common Stock issuable pursuant to the terms of the Purchase Agreement and the Subscription Agreement, as well as the shares of Common Stock underlying the Warrants. The Registration Rights Agreement also grants Nokia certain demand and “piggyback” registration rights and will require the Company, under certain circumstances, to assist with underwritten offerings for the Securities.

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
Asset Purchase Agreement with Nokia
On April 30, 2026, the Company entered into an Asset Purchase Agreement (as subsequently amended, the “Purchase Agreement”) with Nokia Solutions and Networks Oy (“Nokia”), pursuant to which Inseego agreed to purchase substantially all of the assets (the “Purchased Assets”) comprising Nokia’s fixed wireless access business (the “FastMile FWA Business”). Inseego and Nokia completed the transactions (the “Closing”) contemplated by the Purchase Agreement on October 1, 2026, at which time Inseego purchased the Purchased Assets from Nokia for a purchase price consisting of (i) 1,163,693 shares (the “Shares”) of Inseego’s common stock (“Common Stock”), (ii) warrants to purchase an aggregate of 521,139 shares of Common Stock, at an exercise price of $4.26 per share and (iii) the assumption of certain liabilities relating to the FastMile FWA Business. The warrants are exercisable for a period of four years following the Closing and are exercisable on a cash basis.
The Purchase Agreement contains customary representations, warranties, covenants and indemnities made or given by each of Nokia and Inseego. Nokia, on behalf of itself and its affiliates, has agreed that for a period of three years after the Closing (the “Restricted Period”) it will not, anywhere in the world, engage in any business that develops, produces or sells certain fixed wireless access products and devices sold by the FastMile FWA Business, subject to certain exceptions. In addition, Nokia has agreed that if during the Restricted Period it determines that it intends to solicit proposals from, or to enter into negotiations with, any third party for the development of any product or device featuring upstream connectivity with both wired and cellular radio access and use products or technology comprising part of the Purchased Assets, Nokia will provide Inseego with a right of first offer to provide such products.

In addition, pursuant to the Purchase Agreement, Nokia has agreed that if the EBITDA (as defined in the Purchase Agreement) of the FastMile FWA Business for the first 12 months following the Closing is negative, Nokia will reimburse Inseego on a quarterly basis by the amount of such negative EBITDA, capped at an aggregate total payment of $38.0 million, subject to certain limitations. Additionally, for the next 24 months after the initial 12-month period after Closing, Inseego has agreed to pay to Nokia a portion of the EBITDA profits generated by the FastMile FWA Business, if any, ranging from 0% to 50%, dependent upon the FastMile FWA Business achieving certain revenue thresholds.
Also pursuant to the Purchase Agreement, on October 14, 2026, Nokia made an additional cash payment of $10.0 million to Inseego in support of Inseego’s engineering investment to drive the interoperability between Inseego’s device OS and cloud offerings and certain of Nokia’s technology ecosystems over the year following the Closing.
Nokia Investment in Inseego
On April 30, 2026, Inseego and Nokia also entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which at the Closing, Nokia invested $10.0 million in cash in Inseego, for which it received 775,795 shares of Common Stock and warrants to purchase an aggregate of 260,569 shares of Common Stock, at an exercise price of $4.26 per share and otherwise in the same form as the warrants issued pursuant to the terms of the Purchase Agreement, except that such warrants are exercisable for cash or on a cashless exercise basis.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues. Revenues for the three months ended September 30, 2026 were $33.3 million, compared to $45.9 million for the same period in 2025.
The following table summarizes revenues by category (in thousands):

	Three Months Ended September 30,		Change
Product Category	2026	2025	$	%
Mobile solutions	$19,100	$16,037	$3,063	19.1%
Fixed wireless access solutions	4,180	17,650	(13,470)	(76.3)
Product	23,280	33,687	(10,407)	(30.9)
Software services and other	9,983	12,206	(2,223)	(18.2)
Total revenues	$33,263	$45,893	$(12,630)	(27.5)
Mobile solutions. The $3.1 million increase in mobile solutions revenues is primarily due to higher sales of our current-generation mobile solutions products to carrier partners during the three months ended September 30, 2026.
Fixed wireless access solutions. The $13.5 million decrease in fixed wireless access solutions revenues is primarily due to substantially lower sales to a carrier partner during the three months ended September 30, 2026. This decrease was partially offset by higher sales of a broader mix of fixed wireless access products through our channel partners compared with the prior-year period.
Software services and other. The $2.2 million decrease in software services and other revenues is primarily due to decreased Inseego Subscribe revenues related to the terms of an 18-month service contract renewal with a major customer that was effective in July 2026, partially offset by increased revenue from Inseego Connect, primarily on our fixed wireless access devices.
Cost of revenues. Cost of revenues for the three months ended September 30, 2026 was $22.2 million, or 66.7% of revenues, compared to $26.8 million, or 58.4% of revenues, for the same period in 2025.
The following table summarizes cost of revenues by category (in thousands):

	Three Months Ended September 30,		Change
Product Category	2026	2025	$	%
Product	$21,022	$25,253	$(4,231)	(16.8)%
Software services and other	1,155	1,556	(401)	(25.8)
Total cost of revenues	$22,177	$26,809	$(4,632)	(17.3)
Product. The $4.2 million decrease in product cost of revenues is primarily due to decreased product revenues, partially offset by increased component costs, specifically memory costs, and lower margin on the current year’s generation of products in comparison to the prior year period.
Software services and other. The decrease in software services and other cost of revenues is primarily due to decreased annual incentive bonus accruals during the three months ended September 30, 2026. Outside of the decrease in bonus accruals, software services and other cost of revenues was consistent with the prior period, as the underlying cost drivers — primarily personnel costs related to Inseego Subscribe and Inseego Connect — remained relatively stable period over period.
Gross profit. Gross profit for the three months ended September 30, 2026 was $11.1 million, or a gross margin of 33.3%, compared to $19.1 million, or a gross margin of 41.6%, for the same period in 2025. The decrease in gross profit and gross margin is primarily due to decreased Inseego Subscribe revenues related to the terms of an 18-month service contract renewal with a major customer that was effective in July 2026 and an inventory reserve on an FWA product of $1.8m taken during the three months ended September 30, 2026. Other impacts included increased product component costs, specifically memory costs, and lower margin on the current year’s generation of mobile and fixed wireless access products in comparison to the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
Operating costs and expenses	2026	2025	$	%
Research and development	$5,114	$4,878	$236	4.8%
Sales and marketing	4,561	4,198	363	8.6
General and administrative	6,162	5,689	473	8.3
Depreciation and amortization	2,422	2,164	258	11.9
Impairment of capitalized software	—	—	—	*
Total	$18,259	$16,929	$1,330	7.9
* Percentage not meaningful
Research and development expenses. Research and development expenses for the three months ended September 30, 2026 were $5.1 million, or 15.4% of revenues, compared to $4.9 million, or 10.6% of revenues, for the same period in 2025. The increase in research and development expenses was primarily due to increased costs related to the Company's development efforts for its next generation of products during the three months ended September 30, 2026, partially offset by decreased annual incentive bonus accruals during the three months ended September 30, 2026.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2026 were $4.6 million, or 13.7% of revenues, compared to $4.2 million, or 9.1% of revenues, for the same period in 2025. The increase in sales and marketing expenses was primarily due to increased share-based compensation expense related to equity awards granted in late 2025, severance costs and increased travel expenses, partially offset by decreased annual incentive bonus accruals during the three months ended September 30, 2026.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2026 were $6.2 million, or 18.5% of revenues, compared to $5.7 million, or 12.4% of revenues, for the same period in 2025. The increase in general and administrative expense was primarily due to non-recurring transaction costs related to the Purchase Agreement for Nokia’s FWA business and a gain on early lease termination recorded during the three months ended September 30, 2025, for which there was no equivalent in the current period, partially offset by decreased annual incentive bonus accruals during the three months ended September 30, 2026.
Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2026 were $2.4 million, or 7.3% of revenues, compared to $2.2 million, or 4.7% of revenues, for the same period in 2025. The increase in depreciation and amortization expenses was primarily due to higher capitalized software balances being amortized in the current period related to significant development efforts relating to our current generation of mobile and fixed wireless products, as well as efforts related to further development of our software services.
Impairment of capitalized software. We recorded no impairments of capitalized software during the three months ended September 30, 2026 or 2025.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Three Months Ended September 30,		Change
Other (expense) income	2026	2025	$	%
Interest expense	$(918)	$(885)	$(33)	3.7%
Other income (expense), net	28	126	(98)	(77.8)
Total	$(890)	$(759)	$(131)	17.3%
* Percentage not meaningful
Interest expense. The increase in interest expense is primarily due to the $8.0 million increase in 2029 Senior Secured Notes principal in January 2026 as part of the Preferred Stock Exchange Agreement and drawn balances on the Working Capital Facility that was executed in August 2025.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively. The decrease in other income, net was primarily due to lower interest bearing cash balances in the current quarter.
Income tax provision (benefit). Income tax provision (benefit) was less than $0.1 million for both the three months ended September 30, 2026 and 2025.

Preferred stock dividends. During the three months ended September 30, 2025, we recorded dividends of $0.9 million. There were no preferred stock dividends during the three months ended September 30, 2026 as all outstanding preferred stock was surrendered and forfeited by the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement on January 14, 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues. Revenues for the nine months ended September 30, 2026 were $111.6 million, compared to $117.8 million for the same period in 2025.
The following table summarizes revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2026	2025	$	%
Mobile solutions	$53,079	$47,499	$5,580	11.7%
Fixed wireless access solutions	23,857	34,064	(10,207)	(30.0)
Product	76,936	81,563	(4,627)	(5.7)
Software services and other	34,649	36,226	(1,577)	(4.4)
Total revenues	$111,585	$117,789	$(6,204)	(5.3)
Mobile solutions. The $5.6 million increase in mobile solutions revenues is primarily due to higher sales of our current-generation mobile solutions products to carrier partners during the nine months ended September 30, 2026, partially offset by lower sales of prior-generation products. The increase also reflects higher sales through our channel partners and changes in the mix of products sold compared with the prior-year period.
Fixed wireless access solutions. The $10.2 million decrease in fixed wireless access solutions revenues is primarily due to lower sales to a carrier partner during the nine months ended September 30, 2026, partially offset by higher sales through our channel partners, including sales of current generation fixed wireless access products.
Software services and other The $1.6 million decrease in software services and other revenues is primarily due to decreased Inseego Subscribe revenues related to the terms of an 18-month service contract renewal with a major customer that was effective in July 2026, partially offset by increased revenue from Inseego Connect, primarily on our fixed wireless access devices.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2026 was $69.1 million, or 61.9% of revenues, compared to $67.2 million, or 57.1% of revenues, for the same period in 2025.
The following table summarizes cost of revenues by category (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2026	2025	$	%
Product	$65,160	$63,014	$2,146	3.4%
Software services and other	3,896	4,193	(297)	(7.1)
Total cost of revenues	$69,056	$67,207	$1,849	2.8
Product. The $2.1 million increase in product cost of revenues is primarily due to increased mobile product revenues and lower margins on the current year's generation of mobile products due to product mix and increased component costs, specifically memory costs, and an inventory reserve recorded during the three months ended September 30, 2026 related to our prior generation indoor FWA solution, partially offset by decreased fixed wireless access product revenues.
Software services and other. The decrease in software services and other cost of revenues is primarily due to decreased annual incentive bonus accruals during the nine months ended September 30, 2026. Outside of the decrease in bonus accruals, software services and other cost of revenues was consistent with the prior period, as the underlying cost drivers — primarily personnel costs related to Inseego Subscribe and Inseego Connect — remained relatively stable period over period. The largely fixed cost structure of the Company's software and services operations meant that the change in revenue activity did not require a meaningful change in the resources required to deliver those services.
Gross profit. Gross profit for the nine months ended September 30, 2026 was $42.5 million, or a gross margin of 38.1%, compared to $50.6 million, or a gross margin of 42.9%, for the same period in 2025. The decrease in gross profit and gross margin is primarily due to decreased Inseego Subscribe revenues related to the terms of an 18-month service contract renewal with a major customer that was effective in July 2026, product component costs, specifically memory costs, and lower margin on the current year’s generation of mobile and fixed wireless access products in comparison to the prior year.
Operating costs and expenses. The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
Operating costs and expenses	2026	2025	$	%
Research and development	$16,225	$14,233	$1,992	14.0%
Sales and marketing	16,624	12,083	4,541	37.6
General and administrative	20,855	14,882	5,973	40.1
Depreciation and amortization	6,459	5,989	470	7.8
Impairment of capitalized software	341	384	(43)	(11.2)
Total	$60,504	$47,571	$12,933	27.2
Research and development expenses. Research and development expenses for the nine months ended September 30, 2026 were $16.2 million, or 14.5% of revenues, compared to $14.2 million, or 12.1% of revenues, for the same period in 2025. The increase in research and development expenses was primarily due to increased compensation costs due to increased headcount, temporary agency costs, and prototype costs related to the Company’s development efforts for its next generation of products during the nine months ended September 30, 2026, partially offset by decreased annual incentive bonus accruals during the nine months ended September 30, 2026.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2026 were $16.6 million, or 14.9% of revenues, compared to $12.1 million, or 10.3% of revenues, for the same period in 2025. The increase in sales and marketing expenses was primarily due to increased compensation costs due to an increase in overall headcount, increased share-based compensation expense related to equity awards granted in late 2025, and increased marketing spend on demo units, partially offset by decreased annual incentive bonus accruals during the nine months ended September 30, 2026.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2026 were $20.9 million, or 18.7% of revenues, compared to $14.9 million, or 12.6% of revenues, for the same period in 2025. The increase in general and administrative expense was primarily due to non-recurring transaction costs related to the Preferred Stock Exchange Agreement and Purchase Agreement for Nokia’s FWA business, increased share-based compensation expense related to equity awards granted in late 2025, and a gain on early lease termination recorded during the nine months ended September 30, 2025, for which there was no equivalent in the current period, partially offset by decreased annual incentive bonus accruals during the nine months ended September 30, 2026.
Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2026 were $6.5 million, or 5.8% of revenues, compared to $6.0 million, or 5.1% of revenues, for the same period in 2025. The increase in depreciation and amortization expenses was primarily due to higher capitalized software balances being amortized in the current period related to significant development efforts relating to our current generation of mobile and fixed wireless products, as well as efforts related to further development of our software services.
Impairment of capitalized software. For the nine months ended September 30, 2026 and 2025, we recorded impairments of $0.3 million and $0.4 million, respectively.
Other (expense) income. The following table summarizes other (expense) income (in thousands):

	Nine Months Ended September 30,		Change
Other (expense) income	2026	2025	$	%
Interest expense	$(3,189)	$(2,844)	$(345)	12.1
Other income (expense), net	196	611	(415)	(67.9)
Total	$(2,993)	$(2,233)	$(760)	34.0
* Percentage not meaningful
Interest expense. The $0.3 million increase in interest expense for the nine months ended September 30, 2026 over the same period in 2025 was primarily due to the $8.0 million increase in 2029 Senior Secured Notes principal in January 2026 as part of the Preferred Stock Exchange Agreement and drawn balances on the Working Capital Facility that was executed in August 2025, partially offset by the repayment of the 2025 Convertible Notes in May 2025.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2026 and 2025 was $0.2 million and $0.6 million, respectively. The decrease in other income, net was primarily due to lower interest bearing cash balances in the current period.
Income tax provision (benefit). Income tax provision (benefit) for the nine months ended September 30, 2026 and 2025 was a provision of $0.1 million and less than $0.1 million, respectively.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2025 was $(0.4) million. There was no income (loss) from discontinued operations during the nine months ended September 30, 2026 as the Telematics Business was sold in November 2024.
Preferred stock dividends. During the nine months ended September 30, 2025, we recorded dividends of $2.7 million. There were no preferred stock dividends during the nine months ended September 30, 2026 as all outstanding preferred stock was surrendered and forfeited by the Preferred Stock Holder as part of the Preferred Stock Exchange Agreement on January 14, 2026.

Liquidity and Capital Resources
As of September 30, 2026, the Company had cash and cash equivalents totaling $6.6 million but had negative working capital of $(5.1) million. The Company had negative cash flows from operations of $9.2 million for the nine months ended September 30, 2026.
As of September 30, 2026, there were $7.6 million in outstanding borrowings under the Working Capital Facility, as defined below, and remaining availability to borrow was $6.7 million.
As of September 30, 2026, the Company had $3.0 million of outstanding letters of credit issued under the Working Capital Facility to support inventory purchases. $2.0 million had been drawn under the letters of credit as of September 30, 2026, and no funded obligations were payable to BMO.
In October 2026, in connection with the Company's acquisition of the FastMile FWA Business and Nokia's concurrent equity investment in Inseego as described more fully above, the Company received payments of $29.5 million, comprised of (i) $10.0 million under the Subscription Agreement; (ii) $10.0 million under the Purchase Agreement (in support of Inseego’s engineering investment to drive the interoperability between Inseego’s device OS and cloud offerings and certain of Nokia’s technology ecosystems over the year following the Closing), and (iii) $9.5 million under the Purchase Agreement (as the first payment under the EBITDA construct discussed above). Part of these payments were used to repay the outstanding balance under the Working Capital Facility.
Working Capital Facility
On August 5, 2025, the Company entered into a Credit and Security Agreement (the “Working Capital Facility Agreement”) with BMO Bank N.A. (“BMO”) that provides up to a maximum $15.0 million secured asset-backed revolving credit facility (the “Working Capital Facility”). On May 22, 2026, the Company amended the Working Capital Facility Agreement to increase the maximum borrowing capacity to $20.0 million. The facility matures on August 5, 2028 and contains certain financial and non-financial covenants. The Company was in compliance with all covenants under the Working Capital Facility Agreement as of September 30, 2026.
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
Term Debt
The Company’s 3.25% convertible notes due in 2025 (the “2025 Convertible Notes”) matured on May 1, 2025, at which time all outstanding principal and related accrued interest was paid-off in full. The Company’s 9.0% senior secured notes due in 2029 (the “2029 Senior Secured Notes”) had a principal balance of $48.9 million as of September 30, 2026 and mature on May 1, 2029.
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
Contractual Obligations and Commitments
As of September 30, 2026, our material contractual obligations consisted of the following:
•To mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers and other vendors for the purchase of goods and services to be received up to three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2026, our future payments under these noncancellable purchase obligations were approximately $98.5 million.
•$48.9 million in long-term debt outstanding under the 2029 Senior Secured Notes; see Part I Item 1, Note 4 – Debt;
•$7.6 million in outstanding borrowings under the Working Capital Facility; see Part I Item 1 Note 4 – Debt; and
•Operating lease liabilities that are included on our consolidated balance sheet.
There were no material changes in our other contractual obligations, other than the full repayment upon maturity of the 2025 Convertible Notes on May 1, 2025.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows from continuing operations	$(9,188)	$(3,855)
Operating cash flows from discontinued operations	—	(908)
Net cash used in operating activities	(9,188)	(4,763)

Investing cash flows from continuing operations	(10,633)	(6,442)
Investing cash flows from discontinued operations	—	710
Net cash used in investing activities	(10,633)	(5,732)

Financing cash flows from continuing operations	1,674	(14,641)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	1,674	(14,641)

Effect of exchange rates on cash	(128)	99
Net decrease in cash and cash equivalents	(18,275)	(25,037)
Cash and cash equivalents, beginning of period	24,886	39,596
Cash and cash equivalents, end of period	$6,611	$14,559
Operating activities.
Net cash used in operating activities for the nine months ended September 30, 2026 is primarily comprised of a $21.1 million net loss during the period and net cash used for working capital of $5.3 million, partially offset by non-cash charges during the period, including share-based compensation expense of $7.6 million, depreciation and amortization of $6.5 million, and provision for excess and obsolete inventory of $2.9 million.
Net cash used in operating activities for nine months ended September 30, 2025 is primarily comprised of a $0.8 million net income from continuing operations during the period and net cash used for working capital of $16.3 million, which was largely due to the payout of the annual bonus that was accrued for at December 31, 2024, partially offset by non-cash charges, including depreciation and amortization of $6.1 million and share-based compensation expense of $5.1 million.
Investing activities.
Net cash used in investing activities during the nine months ended September 30, 2026 is primarily comprised of $10.1 million of cash outflows related to the development of software in support of our products and services.
Net cash used in investing activities for the nine months ended September 30, 2025 is comprised of $6.1 million of cash outflows related to the development of software in support of our products and services, partially offset by $0.7 million received during the period related to a working capital adjustment payment from the purchaser of the Company’s Telematics Business that was sold in 2024.
Financing activities.
Net cash provided by financing activities during the nine months ended September 30, 2026 is primarily comprised of $7.6 million of net drawdowns on the Working Capital Facility and $0.7 million of cash received from exercises of stock options and purchases through the Company’s employee stock purchase plan, partially offset by the $6.7 million in payments made as part of the Preferred Stock Exchange Agreement.
Net cash used in financing activities for the nine months ended September 30, 2025 is primarily comprised of the repayment of the remaining $14.9 million 2025 Convertible Notes principal balance, partially offset by $0.3 million of cash received from exercises of stock options.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Risk
2029 Senior Secured Notes
The Company’s only fixed-rate borrowings, made under the 2029 Senior Secured Notes, had an outstanding principal balance of $48.9 million as of September 30, 2026. We record all fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements.
Working Capital Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Working Capital Facility. As of September 30, 2026, assuming our Working Capital Facility was fully drawn up to the $20.0 million maximum, a 1% change in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the nine months ended September 30, 2026, sales denominated in foreign currencies were approximately 1.0% of total revenue. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign currencies primarily consist of the South African Rand, British Pound, Euro, Canadian Dollar, and Australian Dollar. For the nine months ended September 30, 2026, a hypothetical 10% change in these foreign currencies would have increased or decreased our revenue by approximately $0.1 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not realize the anticipated benefits of our acquisition of the FastMile FWA Business.
On October 1, 2026, we completed the acquisition from Nokia of the Purchased Assets, comprising the FastMile FWA Business. Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the FastMile FWA Business’s operations, personnel, systems, customer relationships, contracts and business processes into the Company’s existing business, as well as our ability to maintain the customers and/or employees of the FastMile FWA Business. The integration process may be complex, costly and time-consuming and may divert management’s attention from other business matters. The Company may not successfully integrate the FastMile FWA Business or realize the anticipated strategic, operational or financial benefits of the acquisition within the expected timeframe or at all.
We may be exposed to liabilities in connection with the acquisition of the FastMile FWA Business.
Pursuant to the Purchase Agreement, at the Closing we assumed certain liabilities of the FastMile FWA Business. As a result, we may be exposed to known and unknown liabilities relating to the FastMile FWA Business, including liabilities arising from prior contracts, employment matters, litigation, regulatory compliance, customer claims, vendor disputes and other matters. We may have limited recourse against Nokia for certain liabilities, and any such liabilities could be material or could adversely affect our business, financial condition and results of operations.
The issuance of shares and warrants in connection with the acquisition of the FastMile FWA Business resulted in dilution to existing stockholders.
In connection with the acquisition of FastMile FWA Business and Nokia’s investment in the Company, at the Closing we issued an aggregate of 1,939,488 shares of our common stock and warrants to purchase, at an exercise price of $4.26 per share, 781,708 shares of our common stock. The issuance of these shares resulted, and the issuance of additional shares upon exercise of such warrants may result, in dilution to the Company’s existing stockholders and may increase the number of shares eligible for resale in the market, which could adversely affect the market price of the Company’s common stock.
The acquisition of the FastMile FWA Business exposes us to inherent risks arising from those geographies where the FastMile FWA Business currently operates, which could adversely affect our business.
The acquisition of the FastMile FWA Business represents a significant expansion of our business, including expanding our operations to those geographies where the FastMile FWA Business currently operates. As a result of the acquisition, we are subject to a variety of risks associated with the FastMile FWA Business, in addition to those we already face in our current business, including risks inherent in operating in a significant number of geographies in which we have not operated or have been less present in the past. These risks include, among others:
•the difficulty of managing and staffing foreign offices;
•the increased travel, infrastructure, legal, and compliance costs associated with new international locations;
•tariffs, sanctions, trade barriers, trade disputes, and other regulatory or contractual limitations on our ability to operate in new foreign markets;
•increased exposure to foreign currency exchange risk;
•the risk of seizure of our assets in certain countries;
•adaptation to different business cultures, languages, and market structures; and
•military conflicts and other geopolitical issues.
As we expand our business, our success will depend, in large part, on our ability to anticipate and effectively manage these risks and other risks associated with growing international operations. We cannot predict how such conditions may affect our business, or those with whom we do business, and any ongoing or new conflicts could adversely impact our business.
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
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.     Exhibits.

		Incorporated by Reference to:
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Amendment No. 1 to Asset Purchase Agreement, dated September 30, 2026, between Nokia Solutions and Networks Oy and Inseego Corp.	8-K	2.1	10/1/2026
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/9/2016
3.2	Amended and Restated Bylaws.	10-Q	3.2	5/9/2025
3.3	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	8/13/2019
3.4	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock.	8-K	3.1	3/10/2020
3.5	Certificate of Amendment of Certificate of Incorporation of Inseego Corp., dated January 23, 2024.	8-K	3.1	1/23/2024
10.1	Subscription Agreement, dated April 30, 2026, between Inseego Corp. and Nokia Solutions and Networks Oy.	8-K	10.1	4/30/2026
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2026	Inseego Corp.

	By:	/s/ JUHO SARVIKAS
Juho Sarvikas
Chief Executive Officer

By:	/s/ STEVEN GATOFF
Steven Gatoff
Chief Financial Officer